Form 10-Q
period 2020-09-30
Applied Molecular Transport Inc.
filed 2020-11-12
CIK 1801777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File Number: 001-39306

APPLIED MOLECULAR TRANSPORT INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-4481426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Tower Place, Suite 850 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 650-392-0420

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AMTI	The Nasdaq Global Select Market

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

As of November 5, 2020, the registrant had 34,880,411 shares of common stock, $0.0001 par value per share, outstanding.

Forward-Looking Statements

This report contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information regarding our expectations on the timing of clinical study initiation and results and the timing and success of future development of our products, our possible or assumed future results of operations and expenses, business strategies and plans, trends, market sizing, competitive position, industry environment, potential growth opportunities, reliance on third parties, financing needs, and impact of the Affordable Care Act and other legislation, among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Applied Molecular Transport Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019(*)
Assets
Current assets:
Cash and cash equivalents	$11,314	$12,727
Short-term investments	135,940	19,676
Prepaid expenses	1,816	532
Deferred offering costs	—	366
Other current assets	79	152
Total current assets	149,149	33,453
Property and equipment, net	8,437	4,091
Long-term investments	—	249
Restricted cash	108	108
Other assets	127	632
Total assets	$157,821	$38,533
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,705	$2,666
Accrued expenses	4,692	1,315
Deferred rent, current	65	13
Capital lease obligations, current	229	42
Total current liabilities	7,691	4,036
Deferred rent	473	526
Capital lease obligations	463	58
Total liabilities	8,627	4,620
Commitments and contingencies (Note 6)
Series A convertible preferred stock, $0.0001 par value, 0 shares authorized, issued, and outstanding as of September 30, 2020 and 5,157,213 shares authorized, issued and outstanding, as of December 31, 2019; liquidation value of $0 as of September 30, 2020 and $33,000 as of December 31, 2019	—	32,826
Series B convertible preferred stock, $0.0001 par value, 0 shares authorized, issued, and outstanding as of September 30, 2020 and 3,992,919 shares authorized, issued and outstanding as of December 31, 2019; liquidation value of $0 as of September 30, 2020 and $31,025 as of December 31, 2019	—	30,921
Series C convertible preferred stock, $0.0001 par value, 0 shares authorized, issued, and outstanding as of September 30, 2020 and 4,816,160 shares authorized, issued and outstanding as of December 31, 2019; liquidation value of $0 as of September 30, 2020 and $41,949 as of December 31, 2019	—	41,868
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 450,000,000 and 32,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 34,880,411 and 7,360,738 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	3	1
Additional paid-in capital	269,437	1,078
Accumulated other comprehensive income	31	13
Accumulated deficit	(120,277)	(72,794)
Total stockholders’ equity (deficit)	149,194	(71,702)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$157,821	$38,533

(*)	Derived from audited Financial Statements.

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$13,395	$6,890	$39,185	$17,756
General and administrative	3,428	1,008	8,404	2,510
Total operating expenses	16,823	7,898	47,589	20,266
Loss from operations	(16,823)	(7,898)	(47,589)	(20,266)
Interest income, net	59	36	187	107
Other expense, net	(29)	(3)	(81)	(15)
Net loss	$(16,793)	$(7,865)	$(47,483)	$(20,174)
Net loss per share, basic and diluted	$(0.48)	$(1.07)	$(2.53)	$(2.74)
Weighted-average shares of common stock outstanding, basic and diluted	34,767,308	7,360,738	18,770,153	7,360,738
Comprehensive loss:
Net loss	$(16,793)	$(7,865)	$(47,483)	$(20,174)
Other comprehensive income (loss):
Unrealized gains on investments	29	3	37	3
Amounts recognized for net realized gains included in net loss	—	—	(19)	—
Total comprehensive loss	$(16,764)	$(7,862)	$(47,465)	$(20,171)

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

										Accumulated
	Convertible Preferred Stock								Additional	Other		Total
	Series A		Series B		Series C		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance—December 31, 2019 (*)	5,157,213	$32,826	3,992,919	$30,921	4,816,160	$41,868	7,360,738	$1	$1,078	$13	$(72,794)	$(71,702)
Exercise of common stock options	—	—	—	—	—	—	73,594	—	58	—	—	58
Stock-based compensation expense	—	—	—	—	—	—	—	—	557	—	—	557
Unrealized gains on investments	—	—	—	—	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	—	—	—	(15,311)	(15,311)
Balance—March 31, 2020	5,157,213	32,826	3,992,919	30,921	4,816,160	41,868	7,434,332	1	1,693	19	(88,105)	(86,392)
Conversion of convertible preferred stock into common stock	(5,157,213)	(32,826)	(3,992,919)	(30,921)	(4,816,160)	(41,868)	13,966,292	1	105,614	—	—	105,615
Issuance of common stock upon initial public offering, net of underwriters' commission and issuance costs of $16,477	—	—	—	—	—	—	12,650,000	1	160,622	—	—	160,623
Stock-based compensation expense	—	—	—	—	—	—	—	—	659	—	—	659
Net unrealized gains on investments	—	—	—	—	—	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	—	—	—	—	(15,379)	(15,379)
Balance—June 30, 2020	—	—	—	—	—	—	34,050,624	3	268,588	2	(103,484)	165,109
Exercise of common stock options	—	—	—	—	—	—	829,787	—	87	—	—	87
Stock-based compensation expense	—	—	—	—	—	—	—	—	762	—	—	762
Unrealized gains on investments	—	—	—	—	—	—	—	—	—	29	—	29
Net loss	—	—	—	—	—	—	—	—	—	—	(16,793)	(16,793)
Balance—September 30, 2020	—	$—	—	$—	—	$—	34,880,411	$3	$269,437	$31	$(120,277)	$149,194

(*)	Derived from audited Financial Statements.

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Deficit

(unaudited)

(in thousands, except share amounts)

										Accumulated
	Convertible Preferred Stock								Additional	Other		Total
	Series A		Series B		Series C		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance—December 31, 2018 (*)	5,157,213	$32,826	3,992,919	$30,921	—	$—	7,360,738	$1	$610	$—	$(44,751)	$(44,140)
Stock-based compensation expense	—	—	—	—	—	—	—	—	69	—	—	69
Net loss	—	—	—	—	—	—	—	—	—	—	(5,000)	(5,000)
Balance—March 31, 2019	5,157,213	32,826	3,992,919	30,921	—	—	7,360,738	1	679	—	(49,751)	(49,071)
Stock-based compensation expense	—	—	—	—	—	—	—	—	132	—	—	132
Net loss	—	—	—	—	—	—	—	—	—	—	(7,309)	(7,309)
Balance—June 30, 2019	5,157,213	32,826	3,992,919	30,921	—	—	7,360,738	1	811	—	(57,060)	(56,248)
Issuance of Series C convertible preferred stock, net of issuance costs of $54	—	—	—	—	3,356,484	29,182	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	139	—	—	139
Unrealized gains on investments	—	—	—	—	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	—	—	—	—	(7,865)	(7,865)
Balance—September 30, 2019	5,157,213	$32,826	3,992,919	$30,921	3,356,484	$29,182	7,360,738	$1	$950	$3	$(64,925)	$(63,971)

(*)	Derived from audited Financial Statements.

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(47,483)	$(20,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,978	340
Depreciation	1,035	522
Loss on disposal of property and equipment	2	—
Net accretion of discounts on investments	(64)	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,284)	(128)
Other current assets	(73)	(13)
Other assets	505	(13)
Accounts payable	553	329
Accrued expenses	2,643	1,355
Deferred rent, current	52	16
Capital lease obligations, current	52	—
Deferred rent	(53)	17
Capital lease obligations	(52)	—
Net cash used in operating activities	(42,189)	(17,749)
Investing activities
Purchases of investments	(158,170)	(2,130)
Sales and maturities of investments	42,237	639
Purchases of property and equipment	(4,157)	(288)
Net cash used in investing activities	(120,090)	(1,779)
Financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriters' commission	164,703	—
Payment of issuance costs for initial public offering	(3,948)	—
Principal payments on capital lease obligations	(34)	(64)
Proceeds from issuance of convertible preferred stock	—	29,236
Proceeds from exercise of common stock options	145	—
Net cash provided by financing activities	160,866	29,172
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,413)	9,644
Cash, cash equivalents and restricted cash, beginning of period	12,835	20,288
Cash, cash equivalents and restricted cash, end of period	$11,422	$29,932
Supplemental cash flow data:
Cash paid for interest on capital lease obligations	$4	$1
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$105,615	$—
Property and equipment included in accrued expenses and accounts payable	$848	$11
Equipment acquired through capital lease	$626	$69
Issuance costs for convertible preferred stock included in accrued expenses	$—	$54

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Notes to the Condensed Financial Statements

(unaudited)

1. Business and Principal Activities

Description of Business

Applied Molecular Transport Inc. (the Company) is a clinical-stage biopharmaceutical company leveraging its proprietary technology platform to design and develop a pipeline of novel oral biologic product candidates to treat autoimmune, inflammatory, metabolic, and other diseases. The Company is building a portfolio of oral product candidates based on its technology platform including its lead product candidate, AMT-101, an oral GI-selective rhIL-10 that has completed a Phase 1b clinical trial in patients with ulcerative colitis (UC). The Company dosed the first patient in the first of four planned Phase 2 clinical trials for AMT-101 in August 2020. The Company plans to initiate additional Phase 2 clinical trials of AMT-101 in UC and related inflammatory indications. The Company’s second product candidate, AMT-126, is a GI-selective oral fusion of rhIL-22 and the Company’s proprietary carrier molecule currently in development for diseases related to intestinal epithelial (IE) barrier function defects driven by activation of the innate immune system. The Company’s technology platform enables it to design and develop various oral biologic therapeutic modalities, such as peptides, proteins, full-length antibodies, antibody fragments, and RNA therapeutics, with potentially significant advantages over existing marketed and development-stage drugs.

Since the date of incorporation in Delaware on November 21, 2016, the Company has devoted substantial resources to research and development activities, including research activities such as drug discovery, preclinical studies, and clinical trials as well as development activities such as the manufacturing of clinical and research material, establishing and maintaining an intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

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

Liquidity and Capital Resources

Management believes that its existing cash, cash equivalents, and investments as of September 30, 2020 will be sufficient to allow the Company to fund its current operating plan through at least the next 12 months.

The Company has incurred significant losses and negative cash flows from operations since its inception. As of September 30, 2020, the Company had an accumulated deficit of $120.3 million and does not expect positive cash flows from operations in the foreseeable future. The Company expects to incur significant and increasing losses until regulatory approval is granted and successful commercialization is achieved for any of its product candidates. Regulatory approval is not guaranteed and may never be obtained. The Company has historically financed its operations primarily through private placements of its convertible preferred stock and sale of common stock upon the completion of the IPO. The Company may seek to raise capital through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

2. Summary of Significant Accounting Policies

Condensed Financial Statements (Unaudited)

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2019, is derived from the Company’s audited financial statements. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any other future annual or interim period.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2019, which are included in the Company’s prospectus related to the Company’s IPO, filed with the SEC on June 5, 2020, pursuant to Rule 424(b) under the Securities Act of 1933.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. Assets and liabilities reported in the Company’s condensed balance sheet and expenses and income reported are affected by estimates and assumptions, which are used for, but are not limited to, determining the fair value of assets and liabilities, including research and development expenses, common stock valuation, income tax uncertainties, and measurement of stock-based compensation expense. Actual results could differ from such estimates or assumptions.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and investments. The Company invests in U.S. Treasury securities. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents, and investments to the extent recorded in the condensed balance sheet. The Company has not experienced any losses on its deposits of cash, cash equivalents, and investments. The Company is subject to a number of risks similar to other early-stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future preclinical studies or clinical trials, its reliance on third parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s product candidates, protection of its proprietary technology, and the need to secure and maintain adequate manufacturing arrangements with third parties. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability.

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

Restricted Cash

The Company has cash in a collateral account related to a letter of credit issued on behalf of the Company for the security deposit on the subleased property in South San Francisco. The collateralized cash in connection with the letter of credit was classified as restricted cash on the condensed balance sheet as of September 30, 2020 based on the terms of the sublease agreement, which expires in May 2022, unless extended. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed statements of cash flows (in thousands):

	September 30,	September 30,
	2020	2019
Cash and cash equivalents	$11,314	$29,824
Restricted cash	108	108
Total cash, cash equivalents and restricted cash	$11,422	$29,932

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

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss is recognized when an asset no longer has any utility to the Company. There was no impairment on long-lived assets during each of the three and nine months ended September 30, 2020 and September 30, 2019.

Leases

The Company may enter into lease agreements that are classified as either operating or capital leases under Accounting Standards Codification (ASC) 840, Leases. The Company records rent expense on a straight-line basis over the life of the lease from the date that it obtains the legal right to use and control the leased space. In cases where there is a free rent period or future fixed rent escalations, the Company records a deferred rent liability. Deferred rent consists of the difference between cash payments and the rent expense recognized. Building improvements are capitalized as leasehold improvements and included in property and equipment in the condensed balance sheet. Capital lease assets are recorded separately on the condensed balance sheet at their carrying value, net of accumulated depreciation. Depreciation on capital lease assets is recorded using the straight-line method.

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

Stock-Based Compensation Expense

The Company maintains an equity incentive plan as a long-term incentive for employees, consultants, and directors. The plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock grants, and restricted stock units. As of September 30, 2020, no stock appreciation rights, restricted stock grants, restricted stock units or performance-based awards were issued.

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

As of September 30, 2020 and December 31, 2019, fair value measurements consisted mainly of cash equivalents and investments. The carrying amounts of these instruments approximate their fair value.

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

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (ASC 842) (ASU 2016-02), which for operating leases requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments in its balance sheet. The guidance also requires a lessee to recognize single lease costs, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In November 2019, the FASB issued ASU 2019-10 which extends the effective date of ASU 2016-02 for non-public business entities, including smaller reporting companies, to fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company intends to adopt the new guidance as of January 1, 2021. The Company is currently evaluating the impact of adopting ASU 2016-02.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. This ASU also includes guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted ASU 2019-12 effective January 1, 2020 on a prospective basis. The adoption did not have a material impact on the Company’s condensed financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amended Accounting Standards Codification 820, Fair Value Measurement. This standard modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The Company adopted this standard as of January 1, 2020, which did not have a material impact on its condensed financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of current expected credit losses (CECL) is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. During the three months ended June 30, 2020, the Company elected to early adopt ASU 2016-13 effective January 1, 2020. The adoption did not have a material impact on the Company’s condensed financial statements.

3. Fair Value Measurements

As of September 30, 2020, the Company held $135.9 million of investment securities, comprised of U.S. Treasury securities.

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

The unrealized losses on short-term investments as of September 30, 2020 were insignificant. The Company does not believe that these unrealized losses are credit related but are rather a reflection of current market yields and/or current marketplace bid/ask spreads. The Company has not recognized an allowance for credit losses as of September 30, 2020.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2020 (in thousands):

		September 30, 2020
	Fair Value		Gross	Gross
	Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds invested in U.S. government obligations(1)	Level 1	$10,325	$—	$—	$10,325
Short-term investments:
U.S. Treasury securities	Level 2	135,909	31	—	135,940
Total		$146,234	$31	$—	$146,265
(1)	Included in cash and cash equivalents on the condensed balance sheet

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
(1)	Included in cash and cash equivalents on the condensed balance sheet

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Laboratory and manufacturing equipment	$7,582	$3,062
Leasehold improvements	2,024	242
Capital leases	959	188
Construction in progress	309	2,080
Computer and office equipment	237	202
Total property and equipment, gross	11,111	5,774
Accumulated depreciation	(2,674)	(1,683)
Total property and equipment, net	$8,437	$4,091

Depreciation was $0.4 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively. Depreciation was $1.0 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Capital leases consisted of laboratory and manufacturing equipment subject to capital leases. Depreciation on capital lease assets was insignificant for the three and nine months ended September 30, 2020 and 2019. The accumulated depreciation on capital lease assets was $0.1 million and insignificant as of September 30, 2020 and December 31, 2019, respectively.

There were insignificant disposals during the nine months ended September 30, 2020.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Research and development expenses	$1,740	$621
Compensation expenses	1,603	694
Property and equipment	734	—
Professional services	367	—
Other	248	—
Total accrued expenses	$4,692	$1,315

Accrued research and development expenses were primarily related to clinical trials, preclinical studies, contract manufacturing, and materials.

5. Common Stock

As of September 30, 2020 and December 31, 2019, the Company was authorized to issue 450,000,000 and 32,000,000 shares of $0.0001 par value common stock, respectively. Common stockholders are entitled to dividends if and when declared by the Board of Directors of the Company (Board of Directors). The holder of each share of common stock is entitled to one vote. As of September 30, 2020, no dividends were declared.

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	September 30,	December 31,
	2020	2019
Stock options, issued and outstanding	3,527,548	2,143,368
Stock options, authorized for future issuance	3,589,246	1,435,402
Employee stock purchase plan, available for future grants	314,006	—
Series A convertible preferred stock	—	5,157,213
Series B convertible preferred stock	—	3,992,919
Series C convertible preferred stock	—	4,816,160
Total	7,430,800	17,545,062

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

Immediately prior to the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock converted into 13,966,292 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of convertible preferred stock outstanding as of September 30, 2020.

6. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2020 and no material legal proceedings are currently pending or threatened.

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2020 and December 31, 2019.

Operating Leases

In December 2016, the Company entered into an operating lease agreement for its principal office in South San Francisco, California. The lease term expires in August 2024. Under the lease agreement, the Company has two three-year renewal options through August 2030.

In October 2019, the Company entered into a sublease, as a lessee, for office and laboratory space located in South San Francisco, California. The sublease term expires in May 2022. Under the lease agreement, the Company has a five-year renewal option through May 2027.

In September 2020, the Company entered into a lease agreement for warehouse space in South San Francisco, California. The lease term expires in September 2021. Under the lease agreement, the Company has two six-month renewal options through September 2022.

Rent expense was $0.5 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. Rent expense was $1.5 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Capital Leases

During the nine months ended September 30, 2020, the Company commenced a new capital lease for certain laboratory equipment. The Company entered the agreement for this lease during 2019.

During 2019, the Company entered into two capital lease agreements for certain laboratory equipment.

As of September 30, 2020, the Company’s future minimum payments under noncancelable leases were as follows (in thousands):

	Operating Lease Commitments	Capital Lease Commitments	Total
2020 (remaining three months)	$519	$61	$580
2021	2,123	246	2,369
2022	1,699	238	1,937
2023	1,457	160	1,617
2024	1,000	—	1,000
Thereafter	—	—	—
Total future minimum lease payments	$6,798	$705	$7,503

COVID-19

The full extent of the impact of the COVID-19 pandemic on financial markets, economies worldwide and our business is highly uncertain. As of September 30, 2020, the Company was not aware of any contingencies and no estimates were recorded on its condensed financial statements as a result of COVID-19.

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

Since the date of incorporation and through September 30, 2020, the Company issued stock options to its employees and consultants. In most instances, the options vest over a four-year period, subject to continuing service.

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

2020 Employee Stock Purchase Plan

The Company’s Board of Directors adopted and the Company’s stockholders approved, effective on the day prior to the effectiveness of the registration statement on Form S-1 related to the IPO, the 2020 Employee Stock Purchase Plan (ESPP). However, no offering period or purchase period under the ESPP will begin unless and until determined by the Company’s Board of Directors. The ESPP is compensatory and is intended to have two components: a component that is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code (the 423 Component) and a component that is not intended to qualify (the Non-423 Component). The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period.

Subject to adjustment in the case of certain capitalization events, 314,006 shares of the Company’s common stock were available for purchase at adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 628,012 shares, (ii) 1% of the Company’s common stock outstanding as of December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. As of September 30, 2020, 314,006 shares of common stock remained available for issuance under the ESPP.

The following summarizes stock option activity:

	Options Outstanding
	Shares Available for Grant	Total Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in thousands)
Outstanding as of December 31, 2019	1,435,402	2,143,368	$1.22		$10,555
Additions	4,441,405	—	—
Granted	(2,378,319)	2,378,319	$5.68
Exercised	—	(903,381)	$0.16
Cancelled	90,758	(90,758)	$3.43
Outstanding as of September 30, 2020	3,589,246	3,527,548	$4.44	8.9	$96,581
Exercisable as of September 30, 2020	—	982,044	$2.56	7.8	$28,732

Weighted-average grant-date fair value of the options granted during the three and nine months ended September 30, 2020 was $13.75 and $4.54 per share, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2020 was $22.2 and $22.5 million, respectively.

As of September 30, 2020, there was $9.7 million of unrecognized stock-based compensation expense related to options granted but not yet amortized, which will be recognized over a weighted-average period of approximately 2.9 years.

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

The Company used the Black-Scholes option pricing model to estimate the fair value of the aforementioned modified option grants immediately before and immediately after the modification in order to determine the increase in the fair value of $0.5 million for the modified option grants, which is recognized over the weighted-average remaining requisite service period of 3.3 years.

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$523	$107	$1,269	$242
General and administrative	239	32	709	98
Total stock-based compensation expense	$762	$139	$1,978	$340

8. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(16,793)	$(7,865)	$(47,483)	$(20,174)
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share	34,767,308	7,360,738	18,770,153	7,360,738
Net loss per share, basic and diluted	$(0.48)	$(1.07)	$(2.53)	$(2.74)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	September 30,
	2020	2019
Total stock options outstanding	3,527,548	2,227,104
Series A convertible preferred stock	—	5,157,213
Series B convertible preferred stock	—	3,992,919
Series C convertible preferred stock	—	3,356,484
Total	3,527,548	14,733,720

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

Overview

We are a clinical-stage biopharmaceutical company leveraging our proprietary technology platform to design and develop a pipeline of novel oral biologic product candidates to treat autoimmune, inflammatory, metabolic, and other diseases. Our proprietary technology platform allows us to exploit existing natural cellular trafficking pathways to facilitate the active transport of therapeutic payloads across the IE barrier. Active transport is an efficient mechanism that uses the cell’s own machinery to transport materials across the IE barrier. We believe that our ability to exploit this mechanism is a key differentiator of our approach. We are developing oral biologic product candidates in patient-friendly tablet and capsule forms that are designed for either targeting local GI tissue or entering systemic circulation to precisely address the relevant biology of a disease. We are building a portfolio of oral product candidates based on our technology platform including our lead product candidate, AMT-101, an oral GI-selective IL-10 that has completed a Phase 1b clinical trial in patients with UC. We dosed the first patient in our first of four planned Phase 2 clinical trials for AMT-101 in August 2020. We plan to initiate additional Phase 2 clinical trials of AMT-101 in UC and related inflammatory indications. Our technology platform enables us to design and develop various oral biologic therapeutic modalities, such as peptides, proteins, full-length antibodies, antibody fragments, and RNA therapeutics, with potentially significant advantages over existing marketed and development-stage drugs.

Since the date of our incorporation in Delaware on November 21, 2016, we have devoted substantial resources to research and development activities, including research activities such as drug discovery, preclinical studies, and clinical trials as well as development activities such as the manufacturing of clinical and research material, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

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

Since the date of our incorporation, we have incurred significant losses and negative cash flows from operations. During the year ended December 31, 2019, we incurred a net loss of $28.0 million and used $27.0 million of cash in operations. During the nine months ended September 30, 2020, we incurred a net loss of $47.5 million and used $42.2 million of cash in operations. As of September 30, 2020, we had an accumulated deficit of $120.3 million and do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

To date, we have financed our operations primarily through the private placements of convertible preferred stock and the issuance of common stock upon the completion of our initial public offering (IPO). We completed our IPO in June 2020 and received net proceeds of approximately $160.6 million after deducting underwriting discounts and commissions and offering costs.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments will be sufficient to fund our planned operations through at least the next 12 months and through the top-line data readouts for the ongoing and planned Phase 2 clinical trials for AMT-101 and for the planned Phase 1 clinical trial for AMT-126. We have based this projection on assumptions that may be inaccurate and as a result, we may utilize our capital resources sooner than we expect.

COVID-19

As a result of the COVID-19 pandemic, we could experience disruptions that severely impact our business. For example, the COVID-19 pandemic could result in delays to our clinical trials and preclinical studies for numerous reasons including difficulties in enrolling patients, diversion of healthcare resources away from the conduct of clinical trials, delays in receiving regulatory authorities to initiate clinical trials, and delays in receiving supplies to conduct clinical trials and preclinical studies. As of September 30, 2020, we were not aware of any contingencies and no estimates were recorded on our condensed financial statements. In addition, future developments from the COVID-19 pandemic are highly uncertain and cannot be predicted.

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

These expenses include, but are not limited to:

External expenses, consisting of:

▪	clinical trials—expenses associated with CROs for managing and conducting clinical trials and sample analysis;
▪	materials—expenses associated with laboratory supplies and other materials;
▪	preclinical studies—expenses associated with preclinical studies performed by vendors;
▪	contract manufacturing—expenses associated with manufacturing clinical trial materials including under agreements with CDMOs and other vendors; and
▪	other research and development—expenses associated with consulting and other external expenses.

Internal expenses, consisting of:

▪	personnel—personnel expenses including salaries, bonuses, benefits, and stock-based compensation expense; and
▪	equipment, depreciation, and facility—expenses associated with service and repair of equipment, equipment depreciation, and allocated facility costs for research and development occupied space.

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

In addition, we have incurred minimal expenses in connection with our second product candidate, AMT-126, including expenses for internal animal studies and preclinical studies performed at contract research organizations. We expect that significant additional spending will be required as we progress AMT-126 through clinical trials. We have also incurred minimal expenses to expand our development pipeline and for general discovery research. We expect spending for these early-stage research and development activities to increase for the foreseeable future. We deploy our personnel, equipment, and facility resources across all our research and development activities.

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

Interest Income, Net and Other Expense, Net

Interest income, net and other expense, net primarily consists of interest income earned on our cash, cash equivalents, and investments, realized gain and loss on investments, interest expense from capital lease obligations, and net losses on foreign currency transactions related to third-party contracts with foreign-based vendors.

Results of Operations

Comparisons of the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019	Change
(in thousands)
Operating expenses:
Research and development	$13,395	$6,890	$6,505
General and administrative	3,428	1,008	2,420
Total operating expenses	16,823	7,898	8,925
Loss from operations	(16,823)	(7,898)	(8,925)
Interest income, net	59	36	23
Other expense, net	(29)	(3)	(26)
Net loss	$(16,793)	$(7,865)	$(8,928)

Research and Development Expenses

Research and development expenses were $13.4 million for the three months ended September 30, 2020, compared to $6.9 million for the three months ended September 30, 2019. The overall increase in research and development expenses was primarily related to an increase due to higher expenses associated with clinical trials, preclinical studies, materials, compensation, and facilities related expenses, offset by a decrease in contract manufacturing. In particular, clinical, preclinical and materials expenses increased primarily due to progressing our current lead product candidate, AMT-101, through the completion of Phase 1 studies, initiation of AMT-101 Phase 2 studies, and continuing preclinical studies on our second product candidate, AMT-126. The following table sets forth the primary external and internal research and development expenses for the periods presented below (in thousands):

	Three Months Ended September 30,
	2020	2019	Change

External expenses:
Clinical trials	$4,134	$1,578	$2,556
Materials	1,311	582	729
Preclinical studies	1,393	591	802
Contract manufacturing	625	1,496	(871)
Other research and development	425	352	73
Internal expenses:
Personnel	3,320	1,316	2,004
Equipment, depreciation, and facility	2,187	975	1,212
Total research and development expenses	$13,395	$6,890	$6,505

General and Administrative Expenses

General and administrative expenses were $3.4 million for the three months ended September 30, 2020, compared to $1.0 million for the three months ended September 30, 2019. The overall increase in general and administrative expenses was primarily related to an increase of $1.0 million in personnel and administrative costs due to an increase in headcount and an increase of $1.4 million in professional fees.

Interest Income, Net

Interest income, net was minimal for the three months ended September 30, 2020 and September 30, 2019.

Other Expense, Net

Other expense, net was minimal for the three months ended September 30, 2020 and September 30, 2019.

Comparisons of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019	Change
(in thousands)
Operating expenses:
Research and development	$39,185	$17,756	$21,429
General and administrative	8,404	2,510	5,894
Total operating expenses	47,589	20,266	27,323
Loss from operations	(47,589)	(20,266)	(27,323)
Interest income, net	187	107	80
Other expense, net	(81)	(15)	(66)
Net loss	$(47,483)	$(20,174)	$(27,309)

Research and Development Expenses

Research and development expenses were $39.2 million for the nine months ended September 30, 2020, compared to $17.8 million for the nine months ended September 30, 2019. The overall increase in research and development expenses was primarily related to an increase due to higher expenses associated with clinical trials, preclinical studies, materials, compensation, contract manufacturing and facilities related expenses. In particular, clinical, preclinical and materials expenses increased primarily due to progressing our current lead product candidate, AMT-101, through the completion of Phase 1 studies, initiation of AMT-101 Phase 2 studies, and continuing preclinical studies on our second product candidate, AMT-126. The following table sets forth the primary external and internal research and development expenses for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change

External expenses:
Clinical trials	$9,926	$3,968	$5,958
Materials	5,869	1,773	4,096
Preclinical studies	4,093	1,467	2,626
Contract manufacturing	3,899	2,635	1,264
Other research and development	1,413	1,127	286
Internal expenses:
Personnel	8,730	4,118	4,612
Equipment, depreciation, and facility	5,255	2,668	2,587
Total research and development expenses	$39,185	$17,756	$21,429

General and Administrative Expenses

General and administrative expenses were $8.4 million for the nine months ended September 30, 2020, compared to $2.5 million for the nine months ended September 30, 2019. The overall increase in general and administrative expenses was primarily related to an increase of $3.5 million in professional fees and an increase of $2.4 million in personnel and administrative costs due to an increase in headcount.

Interest Income, Net

Interest income, net was $0.2 million for the nine months ended September 30, 2020 compared to $0.1 million for the nine months ended September 30, 2019 due to a higher average account balance earning interest during the nine months ended September 30, 2020.

Other Expense, Net

Other expense, net was minimal for the nine months ended September 30, 2020 and September 30, 2019.

Liquidity and Capital Resources

We believe that our existing cash, cash equivalents, and investments as of September 30, 2020 will be sufficient to fund our current operating plan through at least the next 12 months.

Since the date of our incorporation, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. Our operations have been financed primarily by net proceeds from sales of our convertible preferred stock and common stock through our IPO. As of September 30, 2020, we had an accumulated deficit of $120.3 million. As of September 30, 2020, we had cash, cash equivalents, and investments of $147.3 million.

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

We may seek to raise capital through public equity or debt financings, collaborative agreements or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

▪	the progress, costs, trial design, results of and timing of our various clinical trials of AMT-101;
▪	the progress, costs and results of our research pipeline;
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

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others the rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2020	2019

Net cash used in operating activities	$(42,189)	$(17,749)
Net cash used in investing activities	(120,090)	(1,779)
Net cash provided by financing activities	160,866	29,172
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(1,413)	$9,644

Cash Used in Operating Activities

For the nine months ended September 30, 2020, net cash used in operating activities was $42.2 million, which consisted of a net loss of $47.5 million, offset by a net change of $2.3 million in our net operating assets and liabilities and $3.0 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to an increase in accounts payables and accrued expenses of $3.2 million resulting from fluctuations period over period in the timing of payments to vendors and a decrease in other assets of $0.5 million, partially offset by an increase in prepaid expenses of $1.3 million, primarily associated with prepayment of ongoing research and development activities conducted by third-party service providers. The non-cash charges of $3.0 million primarily consisted of stock-based compensation expense of $2.0 million and depreciation of $1.0 million.

For the nine months ended September 30, 2019, net cash used in operating activities was $17.7 million, which consisted of a net loss of $20.2 million, offset by $0.9 million in non-cash charges and a net change of $1.6 million in our net operating assets and liabilities. The non-cash charges primarily consisted of depreciation of $0.5 million and stock-based compensation expense of $0.3 million. The net change in our operating assets and liabilities was primarily due to a net increase in accounts payables and accrued expenses of $1.7 million resulting from fluctuation in timing of payments, offset by and an increase of $0.1 million in prepaid expenses resulting from prepayments made for ongoing research and development activities conducted by third-party service providers.

Cash Used in Investing Activities

For the nine months ended September 30, 2020, net cash used in investing activities was $120.1 million, consisting primarily of purchases of investments of $158.2 million and purchases of property and equipment of $4.2 million, offset by sales and maturities of investments of $42.2 million.

For the nine months ended September 30, 2019, net cash used in investing activities was $1.8 million, consisting primarily of purchases of investments of $2.1 million and purchases of property and equipment of $0.3 million, offset by sales and maturities of investments of $0.6 million.

Cash Provided by Financing Activities

For the nine months ended September 30, 2020, cash provided by financing activities was $160.9 million, consisting primarily of proceeds received from the issuance of common stock from our IPO, net of payments of underwriters’ commission and issuances costs.

For the nine months ended September 30, 2019, cash provided by financing activities was $29.2 million, consisting primarily of net proceeds from the issuance of convertible preferred stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2020 (in thousands):

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 years	Total

Operating lease commitments (1)	$2,124	$3,306	$1,368	$—	$6,798
Capital lease commitments (2)	246	459	—	—	705
Total	$2,370	$3,765	$1,368	$—	$7,503

(1) Payments due for our headquarters, manufacturing facility and warehouse

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

The economic uncertainty in the current environment caused by the COVID-19 pandemic could limit our ability to accurately make and evaluate our estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in the notes to our financial statements, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 5, 2020 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2020, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our final prospectus filed on June 5, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2020, we had cash, cash equivalents, and investments of $147.3 million, consisting of U.S. Treasury securities and interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents, and investments. We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

There was no material foreign currency risk for the nine months ended September 30, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in shares of our common stock risky include, among others:

•	We are early in our development efforts, have a limited operating history, and no products approved for commercial sale;
•	We have incurred significant net losses in each period since inception, and we expect to continue to incur net losses for the foreseeable future;
•	We will need to obtain substantial additional capital to finance our operations;
•	We may not be successful in our efforts to use and expand our technology platform to build a pipeline of oral biologic product candidates;
•	COVID-19 or other future pandemics could adversely impact our business, including our ongoing and planned clinical trials and preclinical studies;
•

Research and development related to novel biological therapeutics is inherently risky and our business is heavily dependent on the successful development of our product candidates, which are in preclinical and the early stages of clinical development;

•	Our clinical trials may fail to demonstrate evidence of the safety and efficacy of our product candidates which would prevent, delay, or limit the scope of regulatory approval and commercialization;
•	We may be unable to obtain U.S. or foreign regulatory approval for our product candidates and, as a result, may be unable to commercialize our product candidates;
•	Our success depends on our ability to protect our intellectual property as well as operate without infringing on the rights of third parties; and
•

We are highly dependent on our key personnel and if we are not successful in attracting, motivating, and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

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

We have no products approved for commercial sale and have not generated any revenue from product sales. We are developing a novel technology platform which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. While we have begun clinical trials for our lead product candidate, AMT-101, an oral GI-selective IL-10, including the initiation of a Phase 2a clinical trial of AMT-101 in UC, we have not initiated clinical trials for any of our other product candidates. To date, we have not obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third-party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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

We have incurred net losses in each reporting period since our inception, including net losses of $28.0 million for the year ended December 31, 2019 and $47.5 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $120.3 million.

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

As of September 30, 2020, we had cash, cash equivalents, and investments of $147.3 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents, and investments to be available to fund our operations is based on assumptions that may prove inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

We currently are focused on developing our most advanced product candidates: AMT-101 and AMT-126. Our goal is to expand the therapeutic and commercial potential of our targets and product candidates to additional indications to maximize value and increase our probability of success. However, due to the significant resources required for the development of our product candidates, we must focus on specific product candidates and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or indications may not lead to the development of any viable commercial product and may divert resources away from better opportunities. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in immunology and inflammation, gastroenterology, and metabolic diseases, or the biopharmaceutical industry as a whole, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to maximize profitability on our product candidates, capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

We expect to rely on third parties to conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, or testing.

We currently rely and expect to continue to rely on third parties, such as contract research organizations (CROs), contract development and manufacturing organizations (CDMOs), medical institutions, academic institutions, and clinical investigators to conduct some aspects of our research and preclinical studies and our clinical trials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations for any reason including the COVID-19 pandemic. If we need to enter into alternative arrangements, it would delay our product development activities.

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

We currently have limited in-house manufacturing experience and personnel. While we are in the process of developing a manufacturing facility that we expect will be our primary site for the manufacture of clinical trial product candidates, we do not currently have the infrastructure or internal capability to manufacture our product candidates for use in clinical trials and for commercialization purposes. We expect to continue to rely on third parties to manufacture our product candidates for preclinical studies and clinical trials, in compliance with applicable regulatory and quality standards, including current Good Manufacturing Practice (cGMP), and may do so for the commercial manufacture of some of our product candidates, if approved. If we are unable to arrange for and maintain third-party manufacturing sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. If we were to experience an unexpected loss of supply of our product candidates, for any reason, whether as a result of manufacturing, supply, or storage issues, the COVID-19 pandemic, or otherwise, we could experience delays, disruptions, suspensions, or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Such failure or substantial delay or loss of supply could materially harm our business.

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
▪

the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner;

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

We rely on third-party suppliers for the supply of the raw materials required for the production of our product candidates, and we expect to some extent continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of raw materials involve several risks, including delays as a result of COVID-19, limited control over pricing, availability, quality, and delivery schedules and non-exclusivity. As a small company, our negotiating leverage is limited, and we are likely to get lower priority than our competitors who are larger than we are. We do not have long-term supply agreements, and we purchase our required supplies on a development manufacturing services agreement or purchase order basis. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require to satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2020, we had 64 full-time employees. As our development plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. Since then, the virus has spread to other countries, including extensively within the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. While we have been able to mitigate the impact of the COVID-19 pandemic on our business to date, we could experience future disruptions that could severely impact our business, current and planned clinical trials and preclinical studies, including:

▪

delays or difficulties in enrolling and retaining participants, particularly subjects who are at a higher risk of severe illness or death from COVID-19, in our Phase 2 clinical trials with AMT-101 and our other future clinical trials or those conducted by third parties and further incurrence of additional costs as a result of any clinical trial delays and adjustments;

▪	challenges related to ongoing and increased operational expenses related to the COVID-19 pandemic;
▪	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
▪	difficulties interpreting data from our clinical trials due to the possible effects of COVID-19 on patients;
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

▪	interruptions, difficulties or delays arising in our existing operations and company culture as a result of some of our employees working remotely, including those hired during the COVID-19 pandemic;
▪	increased cybersecurity risks resulting from some of our employees working remotely;
▪	delays in receiving approval from regulatory authorities to initiate our clinical trials;
▪	interruptions in preclinical studies due to restricted or limited operations at CROs conducting such studies;
▪	interruptions or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
▪	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States;
▪	delays in receiving the supplies, materials and services needed to conduct clinical trials and preclinical studies;
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

Further, as a result of the COVID-19 pandemic, the extent and length of which is uncertain, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect trial participants from the COVID-19 virus, which may include using telemedicine visits, remote monitoring of patients and clinical sites, and measures to ensure that data from clinical trials that may be disrupted as a result of the pandemic are collected pursuant to the trial protocol and consistent with good clinical practices (GCPs), with any material protocol deviation reviewed and approved by the site Institutional Review Board (IRB). Patients who may miss scheduled appointments, any interruption in trial drug supply, or other consequence that may result in incomplete data being generated during a trial as a result of the pandemic must be adequately documented and justified. For example, the FDA issued guidance on March 18, 2020, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describe a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report (or as a separate document) contingency measures implemented to manage the trial, and any disruption of the trial as a result of the COVID-19 pandemic; a list of all trial participants affected by the COVID-19-pandemic related trial disruption by unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or trial, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the trial. In June 2020, the FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs. Additional COVID-19 related guidance recently released by FDA include guidance addressing resuming normal drug and biologics manufacturing operations; manufacturing, supply chain, and inspections; and statistical considerations for clinical trials during the COVID-19 public health emergency.

While the extent of the impact of the COVID-19 pandemic and current and future regulatory policies and requirements on our business and financial results are uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition, and operating results.

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

Our oral biologic product candidates’ use of active transport to translocate through the IE barrier is a novel therapeutic approach. Our active transport approach differs from current oral biologics and peptides and is unproven. We are at the early stages of development of our product candidates. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

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

In particular, with respect to our most advanced product candidates, AMT-101 and AMT-126, we compete against companies that produce injectable biologic therapeutics such as AbbVie Inc., Eli Lilly and Co., Janssen Pharmaceuticals, Inc., Roche Holding Ltd., and Takeda Pharmaceutical Company Ltd., as well as companies that produce oral products such as Arena Pharmaceuticals, Inc., Bristol-Myers Squibb Co., Gilead Sciences, Inc., Gossamer Bio, Inc., Landos Biopharma, Inc., Pfizer Inc., Protagonist Therapeutics, Inc., and Theravance Biopharma, Inc.

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

Further, the ability of the FDA or other regulatory agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, government shutdowns including as a result of the COVID-19 pandemic, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

We may in the future choose to conduct one or more of our clinical trials outside the United States. For example, we have enrolled patients outside the United States in our Phase 2 clinical trials. The acceptance of study data from clinical trials conducted outside the United States by the FDA, EMA, or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States. If the FDA, EMA, or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

In March 2010, the Patient Protection and Affordable Care Act (ACA) was enacted, which includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. The ACA continues to significantly impact the United States’ pharmaceutical industry. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business. Further, the ACA could be impacted by the outcome of the U.S. presidential election. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which was signed into law on March 27, 2020, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. Moreover, there has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. The Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. The Department of Health and Human Services (HHS) has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. For example, in May 2019, HHS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified HHS’s policy change that was effective January 1, 2019. In July 2020, the Trump administration announced four Executive Orders to lower drug prices, including: (i) a policy that would tie certain Medicare Part B drug prices to international drug prices, or the “most favored nation price,” the details of which were released in September 2020 and also expanded to cover certain Part D drugs; (ii) an order that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; (iii) an order that directs HHS to finalize the rulemaking process on modifying the Anti-Kickback Statute safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; (iv) a policy that reduces costs of insulin and EpiPen to patients of federally qualified health centers.While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. These Executive Orders do not provide the specifics for implementation and raise significant questions as to whether their directives are consistent with existing statutory and regulatory authority. For the policies contained within the orders to have any effect, agencies would need to take additional administrative actions. How these Executive Orders will be implemented and their impact on the industry remain uncertain. Depending on the details of further administrative actions, some of these proposals could have significant impacts for drug manufacturers and providers. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

▪

The federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, require applicable manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the HHS under the Open Payments Program, information related to certain payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The information reported annually is publicly available on a searchable website. Under the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act”, signed into law in 2018, the provision entitled “Fighting the Opioid Epidemic with Sunshine,” in part, extends the reporting and transparency requirements for physicians under the Physician Payments Sunshine Act to physician assistants, nurse practitioners, and other mid-level practitioners, with these new reporting requirements going into effect in 2022 for payments and transfers of value made in 2021.

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

We may collect, process, use or transfer personal information from individuals located in the European Union in connection with our business, including in connection with conducting clinical trials in the European Union. Additionally, if any of our product candidates are approved, we may seek to commercialize those products in the European Union. The collection and use of personal health data in the European Union is governed by laws, regulations, and directives, includingthe General Data Protection Regulation (EU) 2016/679 (GDPR). This legislation imposes requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside of the European Economic Area, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping. This legislation imposes significant responsibilities and liabilities in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance. Failure to comply with the requirements of the GDPR and other laws, regulations, and directives of the member states of the European Union may result in substantial fines, other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, U.S. states are adopting new laws or amending existing laws and regulations, requiring attention to frequently changing regulatory requirements applicable to data related to individuals. For example, California enacted the California Consumer Privacy Act (CCPA) on June 28, 2018, which took effect on January 1, 2020 and has been dubbed the first “GDPR-like” law in the United

States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined and which can include any of our current or future employees who may be California residents or any other California residents whose data we collect or process) and provide such residents new ways to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. As we expand our operations and trials (both preclinical or clinical), the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to consider and pass similar laws.

Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the election on November 3, 2020. The CPRA will modify the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.  In addition, U.S. and international laws and regulations that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications.

Laws, regulations, and directives relating to privacy and data security are not consistent across jurisdictions, and they may impose conflicting or uncertain obligations. Compliance with laws, regulations, and directives is a rigorous, costly, and time-intensive process, and we may find it necessary or appropriate to put in place additional mechanisms ensuring compliance with new and changing data protection obligations. Actual or alleged noncompliance with any such laws, regulations, and directives may lead to regulatory investigations, enforcement actions and other proceddings, claims, and litigation, with the potential for significant fines, penalties, and other liabilities in the event of actual or alleged noncompliance. Any of these could adversely affect our business, financial condition and results of operations.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate, and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management and our scientific, technical, business, and medical personnel. The loss of the services provided by any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in the development of our product candidates and harm our business. Additionally, the COVID-19 pandemic may interfere with our ability to hire or retain personnel.

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
▪

general economic, industry, political, and market conditions, including the impact of the COVID-19 pandemic and fiscal and monetary stimulus measures to counteract the impact of the COVID-19 pandemic and the outcome of the U.S. presidential election; and

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, upon the expiration of the market standoff and lock-up agreements, the early release of these agreements, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of September 30, 2020, we had 34,880,411 shares of common stock outstanding. Of these shares, the 12,650,000 shares sold in our initial public offering may be resold in the public market immediately, unless purchased by our affiliates. Approximately 21,400,624 shares, or 61% of our outstanding shares are currently prohibited without the permission of the underwriters or otherwise restricted under securities laws, market standoff agreements entered into by our stockholders with us or lock-up agreements entered into by our directors, officers, and stockholders with the underwriters; however, subject to applicable securities law restrictions and excluding shares of restricted stock that will remain unvested, these shares will be able to be sold in the public market beginning as early as December 2, 2020. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the Securities Act).

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

As of September 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 73% of our voting stock. As a result, this group of stockholders will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

General Risks

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer other breakdowns, cyberattacks, or information security breaches that could compromise the confidentiality, integrity, and availability of such systems and data, and affect our reputation.

Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors and consultants may be vulnerable to damage from a variety of disruptive elements, including computer viruses and unauthorized access. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering, and/or other means. These risks may increase as a result of COVID-19, owing to an increase in our and our CROs’ and other contractors’ personnel working remotely. If a breakdown, cyberattack, or other information security breach were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, which could lead to significant delays or setbacks in our research. For example, the loss of clinical trial data from completed, ongoing, or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, including data related to our personnel, we could incur liability and the further development and commercialization of our product candidates could be delayed. There can be no assurance that we and our business counterparts will be successful in efforts to detect, prevent, or fully recover systems or data from all breakdowns, service interruptions, attacks, or breaches of systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive data, which could result in financial, legal, business, or reputational harm to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None. Use of Proceeds from Public Offering of Common Stock

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 5, 2020 pursuant to Rule 424(b)(4). We invested the funds received in interest-bearing U.S. Treasury securities.

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

Applied Molecular Transport Inc.

Date: November 12, 2020	By:	/s/ Tahir Mahmood
Tahir Mahmood, Ph.D.
Co-Founder and Chief Executive Officer

Date: November 12, 2020	By:	/s/ Shawn Cross
Shawn Cross
Chief Financial Officer