Form 10-K
period 2020-12-31
Applied Molecular Transport Inc.
filed 2021-03-19
CIK 1801777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number -001-39306

APPLIED MOLECULAR TRANSPORT INC.

(Exact name of Registrant as specified in its Charter)

Delaware	81-4481426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Tower Place, Suite 850 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 650-392-0420

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AMTI	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2020, was $196,548,593.

The number of shares of Registrant’s Common Stock outstanding as of March 17, 2021 was 35,249,950.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement to be filed in connection with the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 of the Registrant’s fiscal year ended December 31, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, results of clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” “seek,” “aim,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•	the progress and focus of our current and future clinical trials, and the reporting of data from those trials;
•	expectations relating to the timing of data readouts for our clinical trials;
•	our ability to advance product candidates into and successfully complete clinical trials;
•	the beneficial characteristics, safety, efficacy, and therapeutic effects of our product candidates;
•	our ability to further develop and expand our platform technology;
•	our ability to utilize our technology platform to generate and advance additional product candidates;
•	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and our ability to grow a sales team;
•	the expected potential benefits of strategic collaborations with third parties and our ability to attract collaborators with development, regulatory and commercialization expertise;
•	the implementation of our strategic plans for our business and product candidates;
•	our estimates of the number of patients in the United States who suffer from the diseases we target and the number of patients that will enroll in our clinical trials;
•	the size of the market opportunity for our product candidates in each of the diseases we target;
•	the success of competing therapies that are or may become available;
•

our ability to obtain and maintain regulatory approval of our product candidates and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for our product candidates for various diseases;

•	our plans relating to the further development and manufacturing of our product candidates, including additional indications for which we may pursue;
•	existing regulations and regulatory developments in the United States and other jurisdictions;
•	our potential and ability to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved;
•	our continued reliance on third parties to conduct additional clinical trials of our product candidates, and for the manufacture of our product candidates;
•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;

•	the scope of protection we are able to establish and maintain for intellectual property rights, including our technology platform and product candidates;
•	our ability to retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	our financial performance;
•	the sufficiency of our existing cash, cash equivalents, and investments to fund our future operating expenses and capital expenditure requirements;
•	our expectations regarding the impact of the COVID-19 pandemic on our business;
•	developments relating to our competitors and our industry, including competing product candidates and therapies;
•	our expectations regarding the period during which we will qualify as an emerging growth company (EGC) under the Jumpstart Our Business Startups Act of 2012, as amended (JOBS Act); and
•	our anticipated use of our existing cash, cash equivalents, and investments.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations, and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties, and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Annual Report, whether as a result of any new information, future events, or otherwise.

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company leveraging our proprietary technology platform to design and develop a pipeline of novel oral biologic product candidates to treat autoimmune, inflammatory, metabolic, and other diseases. Our proprietary technology platform allows us to exploit existing natural cellular trafficking pathways to facilitate the active transport of diverse therapeutic payloads across the intestinal epithelium (IE) barrier. Active transport is an efficient mechanism that uses the cell’s own machinery to transport materials across the IE barrier. We believe that our ability to exploit this mechanism is a key differentiator of our approach. We are developing oral biologic product candidates in patient-friendly dosage forms that are designed for either targeting local gastrointestinal (GI) tissue or entering systemic circulation to precisely address the relevant biology of a disease. We are building a portfolio of oral product candidates based on our technology platform including our most advanced product candidate, AMT-101, a GI-selective oral fusion of interleukin 10 (IL-10) and our proprietary carrier molecule that has completed a Phase 1b clinical trial in patients with ulcerative colitis (UC). We have initiated Phase 2 clinical trials of AMT-101 in UC and related inflammatory indications. Our second product candidate, AMT-126, is a GI-selective oral fusion of interleukin 22 (IL-22) and our proprietary carrier molecule currently in development for diseases related to IE barrier function defects driven by activation of the innate immune system. We submitted a clinical trial application (CTA) for AMT-126 in December 2020 and began dosing healthy volunteers in a Phase 1a clinical trial for AMT-126 in February 2021. Our technology platform enables us to design and develop various oral biologic therapeutic modalities, such as peptides, proteins, full-length antibodies, antibody fragments, and ribonucleic acid (RNA) therapeutics, with potentially significant advantages over existing marketed and development-stage drugs.

Our most advanced product candidate, AMT-101, is a GI-selective, oral fusion of recombinant human (rh) IL-10 and our proprietary carrier molecule that has been designed for active transport across the IE barrier into local GI tissue. IL-10 is a potent immunomodulatory cytokine that is known to be the master regulator of immune homeostasis, including within GI mucosal tissue. While previous clinical trials conducted by others in the field with systemic IL-10 demonstrated efficacy in UC and Crohn’s disease, significant toxicities associated with systemic administration prevented further development. We have designed AMT-101 to cross the IE barrier, but not enter the bloodstream, which we believe may offer significant efficacy and safety benefits compared to systemic IL-10 administration. We have observed in preclinical studies, a Phase 1a clinical trial in healthy volunteers, and a Phase 1b clinical trial in patients with UC that oral AMT-101 acts on the local immunological pathways along the GI tissue. In our Phase 1b clinical trial, after 14 days of treatment, UC patients treated with AMT-101 showed trends of improvement in objective disease markers such as fecal calprotectin and histopathologic scores. We also observed that, in addition to impacting local disease markers, AMT-101 was also able to show trends to improvement in systemic markers of inflammation, such as C-reactive protein (CRP).  Importantly, in our Phase 1a clinical trial in healthy volunteers and our Phase 1b clinical trial in patients with UC, no serious adverse events were observed with only negligible levels of AMT-101 detected in systemic circulation.

As a locally-targeted, GI-selective biologic therapeutic, oral AMT-101 has the potential to be used, as a monotherapy or in combination with other therapeutic agents, in biologic-naïve moderate-to-severe UC patients in addition to UC patients who have failed prior biologic therapy, and in a variety of GI indications beyond UC. There is a heightened medical need for oral non-systemic, locally-acting immunomodulators that are distinct from systemic immuno-suppressive drugs. Therefore, we have initiated a broad Phase 2 clinical program for AMT-101 including having dosed patients in our LOMBARD Phase 2 clinical trial as a monotherapy for moderate to severe UC patients. Recent evidence is emerging that UC patients who respond poorly or are no longer responding to anti-tumor necrosis factor alpha (anti-TNFα) therapy have low levels of endogenous tissue levels of IL-10. Based on the safety profile of AMT-101 observed to date, we have initiated the MARKET Phase 2 clinical trial as we believe it may be used in combination with other therapies that are both approved and in development. We have also initiated and dosed patients in the FILLMORE Phase 2 clinical trial as a monotherapy in patients with chronic pouchitis. Finally, based on the observation that AMT-101 can impact systemic markers of inflammation, we have initiated and dosed patients in the CASTRO Phase 2 clinical trial evaluating the combination of AMT-101 and anti-TNFα therapy in patients with active rheumatoid arthritis (RA) who have had an inadequate response to anti-TNFα monotherapy.

Our second product candidate, AMT-126, is a GI-selective oral fusion of IL-22 and our proprietary carrier molecule currently in development for diseases related to IE barrier function defects driven by activation of the innate immune system. IL-22 is a cytokine that repairs functional and structural defects of the IE barrier and induces microbial defense. AMT-126 is designed to act locally on the epithelial cells of the intestinal tissue, thereby repairing the IE barrier and supporting mucosal healing, potentially translating into clinically meaningful improvements in a broad range of GI-focused, peripheral inflammatory and other diseases. While previous clinical trials conducted by others in the field with systemic rhIL-22 demonstrated efficacy in UC, significant toxicities associated with systemic administration have been observed. We have designed AMT-126 to cross the IE barrier, but not enter the bloodstream, which we believe may offer significant efficacy and safety benefits compared to systemic rhIL-22 administration. We submitted a CTA for AMT-126 in December 2020 and began dosing healthy volunteers in a Phase 1a clinical trial in February 2021.

The global biologic therapeutics market has been estimated to be approximately $230.0 billion per year across numerous indications and targets. While our initial focus is on developing novel, oral biologic therapeutics to treat severe autoimmune, inflammatory, and metabolic diseases, any disease that can be treated with a biologic therapeutic is conceivably a candidate for our technology. In many diseases, oral administration of GI-selective biologics may confer inherent advantages over systemic dosing based on the premise that the gut is the primary site of convergence of several core biology axes. At least 70% of the body’s immune system resides in the gut so oral administration provides direct access to key pathways of mucosal immunology. Furthermore, the oral route provides access to the gut-brain and gut-endocrine axes. Our objective is to maximize the value of the technology by continuing to develop a pipeline of novel, differentiated products against well-established and clinically-validated targets in sizable markets where our technology can improve safety and efficacy in addition to offering a patient-friendly oral form.

Our Pipeline and Research Programs

We are leveraging our proprietary technology platform to design and develop a pipeline of oral biologic product candidates with differentiated profiles designed to address autoimmune, inflammatory, metabolic, and other diseases, as shown below. We own intellectual property rights to our technology platform and hold worldwide rights to all of our product candidates.

Our pipeline chart is shown below in Figure 1.

Figure 1. Our Pipeline and Research Programs

Our Pipeline

AMT-101

AMT-101 is a GI-selective oral fusion of rhIL-10 and our proprietary carrier molecule. We have completed a Phase 1b clinical trial of AMT-101 in UC. IL-10 is an immunomodulatory cytokine that is known to be the master regulator of GI mucosal homeostasis. While previous clinical trials conducted by others in the field with systemic rhIL-10 demonstrated efficacy in Crohn’s disease, significant toxicities associated with systemic administration prevented further development. We have designed AMT-101 to cross the IE barrier while not entering the bloodstream, thereby focusing the drug directly at the site of action of the underlying biology of the disease in the GI tissue and, therefore, potentially avoiding the side effects observed with systemic administration.

In a Phase 1a clinical trial in healthy volunteers, AMT-101 was well tolerated without the previous toxicities typically associated with IL-10 systemic administration. In a Phase 1b clinical trial in patients with UC, after 14 days of treatment, reductions in objective disease markers of intestinal inflammation such as fecal calprotectin and histopathologic scores were observed, suggesting that the patients experienced a rapid clinical response. The localization of AMT-101 in the gut has been further demonstrated in non-human primate (NHP) studies where oral AMT-101 administration was shown to induce a systemic pharmacodynamic response with only negligible levels of AMT-101 detected in systemic circulation.

By design, AMT-101 is actively transported through the IE barrier into the GI tissue, the primary site of inflammation in UC, a disease with approximately 2.2 to 2.4 million patients in the United States and Europe according to a 2014 report. As a locally-targeted, GI-selective biologic therapeutic, oral AMT-101 has the potential to be used in biologic naive, moderate-to-severe UC patients in addition to UC patients who have failed prior biologic therapy, and in a variety of GI indications beyond UC. The U.S. Food and Drug Administration (FDA) has cleared our investigational new drug (IND) application for oral AMT-101 for the treatment of patients with moderate to severely active UC. We have initiated a broad Phase 2 global clinical program for AMT-101 including having dosed patients in our LOMBARD Phase 2 clinical trial as a monotherapy for moderate to severe UC patients. In addition, since AMT-101 is a non-systemic, non-immunosuppressive immunomodulator, we believe AMT-101 could provide benefit when used in combination with existing marketed products to improve clinical response and induction of clinical remission. Therefore, we have initiated the MARKET Phase 2 clinical trial evaluating the combination of AMT-101 and anti-TNFα therapy in patients with moderately to severely active UC. We have also initiated and dosed patients in our FILLMORE Phase 2 clinical trial as a monotherapy in patients with chronic pouchitis. Finally, based on the observation that AMT-101 can impact systemic markers of inflammation, we have initiated and dosed patients in our CASTRO Phase 2 clinical trial evaluating the combination of AMT-101 and anti-TNFα therapy in patients with active RA who have had an inadequate response to anti-TNFα monotherapy. We anticipate top-line data readouts for our Phase 2 clinical trials beginning in the second half of 2021 and into 2022.

AMT-126

AMT-126 is a GI-selective oral fusion of rhIL-22 and our proprietary carrier molecule currently in development for diseases related to IE barrier function defects driven by activation of the innate immune system. IL-22 is a cytokine that repairs functional and structural defects of the IE barrier and induces microbial defense. AMT-126 is designed to act locally on the epithelial cells of the intestinal tissue, thereby repairing the IE barrier and supporting mucosal healing, potentially translating into clinically meaningful improvements in a broad range of GI-focused, peripheral inflammatory and other diseases. We believe that our GI-selective AMT-126 may be safer than systemically administered treatments, because AMT-126 is designed to not enter a patient’s bloodstream, therefore avoiding the potential side effects observed with other previously systemically administered rhIL-22 candidates.

In preclinical development, AMT-126 demonstrated activity in animal models of intestinal inflammation, as well as the induction of markers associated with the repair of IE barrier function defects. The localization of AMT-126 in GI tissue has been further demonstrated in several preclinical studies.  Despite being localized to the GI tissue, we have observed in animal models that AMT-126 can also impact systemic markers of inflammation.

By targeting AMT-126 to the IE barrier, we believe our therapy may translate to clinically meaningful reductions in disease activity. As a locally targeted, GI-selective biologic therapeutic, AMT-126 has the potential to address IE barrier function defects linked to a wide array of diseases, including celiac disease, a disease with no approved therapies, UC, Graft-versus-Host Disease (GVHD), and a number of peripheral diseases secondary to GI dysfunction, such as psoriatic arthritis (PsA) and other spondyloarthropathies (SpA). We submitted a CTA for AMT-126 and are conducting a Phase 1 clinical program similar to that which we conducted with AMT-101 including a Phase 1a single ascending dose in healthy volunteers, which we began dosing in February 2021, followed by a Phase 1b clinical trial in patients with a certain disease associated with intestinal barrier defects. Topline oral AMT-126 Phase 1a/b data in healthy volunteers and patients are anticipated in 2022.

Research Programs

Our technology platform is enabling the generation of a pipeline of earlier-stage product candidates spanning multiple therapeutic areas that can either be targeted to GI tissue or released into blood for broader systemic exposure. While our most advanced product candidates, AMT-101 and AMT-126, are novel, oral biologic therapeutics to treat autoimmune and inflammatory diseases, any disease which can be treated with a biologic therapeutic is conceivably a candidate for our technology. Our research programs are focused on expanding into indications with high unmet medical need and sizable potential, including other gastroenterological and metabolic diseases. We believe these programs demonstrate the applicability of our technology platform across a wide range of biological therapeutics and diseases.

We are working on several, and what we believe are promising, research-stage peptides, proteins, and antibodies including: an oral GI-selective construct of glucagon-like peptide 2 (GLP-2) for gastroenterological indications, such as short bowel syndrome (SBS); an oral glucagon-like peptide 1 (GLP-1) for local GI and systemic exposure to treat metabolic diseases and other disorders; oral antibody constructs for multiple indications; and an oral human growth hormone (hGH) for growth hormone deficiency and related indications.

Our Strategy

Our goal is to transform the biopharmaceuticals landscape by developing novel, targeted oral biologic product candidates that have enhanced efficacy and safety profiles and are more patient-friendly compared to current injection or IV infusion therapies. We believe that our technology platform has the ability to generate products with differentiated product profiles that have significant potential to treat acute and chronic diseases with substantial unmet medical need. We have prioritized our development efforts based on our assessment of the probability of clinical and regulatory success, unmet medical need, and potential market opportunity.

The key tenets of our business strategy to achieve our goal are as follows:

•

Advance oral AMT-101 through clinical development across multiple indications. We have observed in preclinical studies, a Phase 1a clinical trial in healthy volunteers, and a Phase 1b clinical trial in patients with UC that oral AMT-101 acts on the local immunological pathways along the GI tissue and has been undetected in blood, by design. We have observed a pharmacodynamic response in the GI tissue and importantly, no serious adverse events. In addition to the local tissue response, we have also observed clinical response in blood, suggesting that AMT-101 has the potential to be used for local and peripheral inflammatory and immune disorders. We have initiated Phase 2 clinical trials with AMT-101 in UC as well as other inflammatory diseases.

•

Advance our second product candidate, oral AMT-126, through clinical development. Oral AMT-126 is designed to act in local GI tissue and repair defects in the IE barrier caused by the activation of the innate immune system. In preclinical studies, oral AMT-126 has shown activity in relevant animal models of diseases arising from IE barrier function defects. We submitted a CTA for AMT-126 and initiated a Phase 1a clinical trial for AMT-126 in February 2021.

•

Continue to expand our pipeline of novel, differentiated, oral biologic product candidates to maximize the full potential of our technology platform. We plan to expand our pipeline of novel, differentiated, oral biologic therapeutics. We believe our technology platform has the potential to target therapeutics to local GI tissue or to enter into systemic circulation, to precisely address the underlying disease biology. To this end, we have designed and continue to develop oral biologic product candidates that leverage the multitude of diverse biological targets expressed in the GI tissue. These therapeutic targets have broad impact across multiple therapeutic areas such as immunology, metabolic, and central nervous system diseases. A current example of programs targeted to GI tissue includes GLP-2 and we continue to evaluate other new product opportunities. In addition, we are also developing product candidates where we engineer therapeutic proteins and peptides such as hGH and GLP-1 to enter into systemic circulation. By continuing to strengthen and expand our pipeline of oral biologic product candidates, we believe we can potentially address unmet medical need in ways the current generation of therapeutic modalities cannot.

•

Expand technology platform capabilities. Based on our fundamental understanding of epithelial biology and protein engineering, we are able to build on our existing core technology platform to broaden its applications. For example, we are developing novel approaches to engineer constructs that comprise our proprietary carrier system and oligonucleotides (e.g., RNA therapeutics) for intracellular targeting. We are also expanding our capabilities in broad antibody engineering formats, including antigen-binding fragment (Fab) and single-chain variable fragment (scFv) constructs, where antagonist strategies are required. In addition, our pharmaceutical engineering expertise enables the rapid development of advanced dosage forms, including tablets that release drugs along specific segments of the intestinal tract to target certain disease pathologies. We are investing to further innovate and expand our technology platform and development capabilities into new areas of epithelial biology transport and establish new avenues for therapeutics.

•

Evaluate and selectively enter into strategic partnerships to maximize the potential of our pipeline and our technology platform. Although we hold worldwide rights to all of our product candidates, given our technology platform’s potential to generate novel oral biologic product candidates addressing a wide variety of therapeutic areas, we may opportunistically enter into strategic partnerships around certain targets, product candidates, or disease areas. These collaborations could help expand and accelerate our programs to maximize their worldwide market potential and expand our technology platform’s capabilities.

Our Team

We are led by a management team with substantial scientific, drug development, and commercialization experience across relevant disciplines including epithelial biology, immunology, gastroenterology, hepatology, clinical development, protein science and engineering, translational science and biomarker development, peptide chemistry, formulation development, manufacturing, and quality. Our executives have held successful and diverse roles leading research, clinical development, strategy, corporate development and operational functions at large biopharmaceutical companies, venture-backed start-ups, public biotechnology companies, and academia having worked at companies such as Genentech, Inc. (now a member of Roche Holding Ltd.), Amgen Inc., Novartis AG, Eli Lilly and Co., Gilead Sciences, Inc., Biomarin Pharmaceutical Inc., Boehringer Ingelheim International GmbH, Kythera Biopharmaceuticals, Inc., NGM Biopharmaceuticals Inc., Protagonist Therapeutics, Inc., and Affymax, Inc. We were founded by our Chief Executive Officer, Tahir Mahmood, Ph.D., and our Chief Scientific Officer, Randall Mrsny, Ph.D., who have extensive backgrounds in epithelial biology, biopharmaceutical technologies, and delivery of pharmaceutical products. Members of our leadership team have been involved in the discovery, development, manufacturing and commercialization of multiple marketed products across various therapeutic areas, including Activase, Aldurazyme, Atripla, Complera, Enbrel, Entyvio, Harvoni, Jyseleca, Kogenate, Kybella, Naglazyme, Neulasta, Nutropin, Parsabiv, Prolia/Xgeva, Pulmozyme, Sovaldi, Udenyca, Veltassa, and Xolair, as well as product candidates currently in registration or development. Our leadership is complemented by a team of researchers and biologics development experts, the majority of whom hold Ph.D., M.D., or other graduate degrees.

Our Proprietary Oral Biologics Technology Platform

Shortcomings of Current Biologic Therapeutics

Biologic therapeutics provide enormous therapeutic potential because of their high specificity, potency, and ability to target disease-modifying pathways. However, since the IE is a robust natural barrier for the absorption of proteins and peptides, it is difficult to deliver biologic therapeutics orally. Therefore, the systemic, injection or infusion, route is the primary route of administration for biologic therapeutics. The IE barrier represents a significant challenge for drug developers.

The gut is the primary site of convergence of several core biology axes that impact virtually every organ system, including immunological, endocrine and neural. At any given time, over 70% of an individual’s immune system resides in the lamina propria, which is the target-rich tissue of the intestinal tract. However, the currently marketed biologic therapeutics are only able to efficiently access these key biological pathways if the therapeutics are delivered in high doses systemically. Large doses of systemically injected therapeutics could lead to toxicities because they will reach not only the targeted tissue, but also other tissues in the body.

Our Technology Platform

We have identified a series of trafficking pathways that are used by microbes to actively transfer proteins across the IE barrier. By leveraging the natural pathways and proteins, we have demonstrated that it is possible to actively transport biologic therapeutics across the IE barrier by oral administration in animals and humans.

Cholix is a protein secreted by Vibrio cholerae that translocates across the IE barrier of the intestine. We have identified the protein sequences along the cholix molecule responsible for trafficking across the IE barrier and targeting immune cells in the GI tissue. This mechanism is based on active, receptor-mediated processes that naturally transport proteins. Our proprietary technology platform creates a fusion protein containing engineered protein translocation sequences of cholix (the AMT carrier) and any protein of interest, which we refer to as the therapeutic payload, to create a novel biologic that can be transported across the IE barrier. Trafficking across IE cells is an active transport process involving uptake at the luminal surface, movement of vesicles through the cells, and release at the basal surface, that utilize dynamic interactions with endogenous elements of the cell.

Figure 2 illustrates the distinction between our proprietary active transport approach and that of traditional passive diffusion approaches.

Figure 2. Distinction between our proprietary active transport approach and passive diffusion

Active Transport
Passive Diffusion
AMT Carrier-Payload
No Carrier

Figure 3 illustrates our ability to leverage the translocation mechanism of cholix and either actively target the biologic therapeutics to the GI tissue or enter into systemic circulation to precisely address the relevant biology of a disease.

Figure 3. Targeting oral biologic therapeutics to different locations depending on disease biology

Advantages of our Technology Platform

Our technology platform establishes a new paradigm to orally deliver biologic therapeutics. We believe that AMT-101 has demonstrated clinical PoC for our technology platform by enabling the active transport and rapid absorption of an orally-administered biologic therapeutic. We believe that our technology offers several advantages:

•

Active transport across the IE barrier: Most strategies that have tried to deliver biologic therapeutics orally have focused on passive diffusion across the IE barrier or the use of permeation enhancers to open tight junctions in order to increase permeability through paracellular spaces. In contrast, our technology actively transports the payload through the cell in a receptor and vesicular-mediated process which is beneficial because of the higher transport efficiency and ability to apply our technology to a wide range of therapeutic modalities. All of our product candidates, including AMT-101 and AMT-126, are actively transported.

•

Flexibility of therapeutic modalities: We have demonstrated our ability to deliver peptides, proteins, full-length antibodies, antibody fragments, and RNA therapeutics using our technology platform. This diversity of payloads increases the number of therapeutic opportunities where our technology can be deployed. Our current programs capitalize on the breadth of our technology which includes proteins (AMT-101, AMT-126 and hGH), peptides (GLP-1 and GLP-2), and full-length antibodies.

•

Targeting local GI tissue or entering into systemic circulation: When designing our product candidates, we can target the therapeutic payload to the lamina propria of the local GI tissue. This is particularly beneficial for immunology and GI disorders because the intestinal tissue is the largest immune organ in the body, housing greater than 70% of the body’s immune cells. Our most advanced product candidates, AMT-101 and AMT-126, are designed to target the local GI tissue. Alternatively, we can design our product candidates to enter into the bloodstream for systemic exposure after crossing the IE barrier. For example, we have designed our research-stage hGH program for systemic exposure and have demonstrated in multiple preclinical models that hGH can enter systemic circulation using our technology platform. The flexibility of our technology platform allows us to target diseases localized to the GI tissue or diseases where having the product circulating systemically is critical.

•

Rapid uptake in the intestinal tract: We have demonstrated in vivo that the translocation of a biologic therapeutic coupled to the AMT carrier can occur rapidly and the protein can be localized in the submucosal space within 20 minutes. All of our product candidates are rapidly absorbed by the intestinal tract within 10 to 30 minutes after exposure to the epithelial surface.

•

Ease of biologic therapeutic production: Our product candidates are conveniently synthesized recombinantly using standard bacterial or mammalian manufacturing processes. This allows us to employ traditional expression and optimization strategies to produce the therapeutic protein. Alternatively, if a product candidate contains a payload with non-natural amino acids and/or chemical modifications, we can produce the AMT carrier recombinantly and chemically conjugate the modified payload to create the product candidate.

Beyond the active transport capabilities of our proprietary technology platform, we also utilize several other technologies to ensure our products are protected in the GI environment and released at the appropriate location of the intestine. We have employed enteric coating techniques using off the shelf polymers and excipients that are considered safe for use by regulatory authorities. Our product candidates can be released at various points in the intestine for optimal uptake such as at the terminal ileum, which is part of the small bowel, or along the colon. In a scintigraphy trial in human subjects, we evaluated the release profile of various formulations using capsules of our enteric-coated formulations where we used a radiolabeled tracer instead of active drug product. As shown in Figure 4, the formulated capsule remained intact until it reached the terminal ileum, where it began to dissolve and release its contents. We have developed other formulations that allow our product candidates to be released at various other regions along the GI tract.

Figure 4. Human intestinal tract scintigraphy images demonstrating GI transit and location-specific release of our proprietary formulated capsule

The outlined regions in the two images to the left (2.3 and 2.5 hours) represent the stomach, whereas the outlined regions in the two images to the right (3.5 and 5.5 hours) represent the colon. This demonstrates in the clinic our ability to target drug to a desired location along the GI tract.

Our ability to deliver biologic therapeutics with our oral technology platform provides several potential advantages over systemically administered biologics and oral products that are also GI-selective. These attributes are designed to achieve the following benefits:

•

Improving Efficacy: Our oral biologic therapeutics provide significant therapeutic potential because of their high potency and ability to locally target the GI tract and access key biological pathways. In contrast to our oral technology platform, systemically administered biologics often cannot achieve the appropriate therapeutic dose levels because of dose-limiting toxicities.

•

Improving Safety: GI-selective products may have safety advantages relative to systemically administered drugs because the biologic payload has minimal exposure to systemic circulation. In contrast, systemically administered drugs result in undesirably high levels of drugs in tissues which were not intended to be targeted. By minimizing off-target safety liabilities, our product candidates have the potential to be used in a more versatile manner, either as a single agent or in combination with other therapies. We believe that in light of current events caused by pandemic infection, there is a heightened need for non-systemic, locally-acting immunomodulators that are distinct from immuno-suppressive drugs.

•

More Patient-Friendly: When compared to systemically administered biologics delivered by injection or infusion, we expect oral dosage forms to enhance compliance and quality of life of patients and caregivers.

Our Product Candidates: AMT-101 and AMT-126

We have leveraged our proprietary technology platform to design and develop a pipeline of oral biologic product candidates with differentiated profiles designed to address autoimmune, inflammatory, metabolic, and other diseases. AMT-101 is a GI-selective oral fusion of rhIL-10 that has completed a Phase 1b clinical trial in UC patients and is currently being evaluated in Phase 2 clinical trials in UC and related inflammatory indications. AMT-126 is a GI-selective oral fusion of rhIL-22 that is currently in a Phase 1 clinical trial for diseases arising from IE barrier function defects. We submitted a CTA for AMT-126 in December 2020 and began dosing healthy volunteers in a Phase 1a clinical trial in February 2021.

AMT-101: Our Oral GI-Selective IL-10 Fusion Protein

Our most advanced product candidate, AMT-101, is a recombinant fusion of rhIL-10 and the engineered protein translocation sequences of cholix. We have initiated and dosed patients in our LOMBARD Phase 2 clinical trial as a monotherapy for moderate to severe UC patients. In addition, since AMT-101 is a non-systemic, non-immunosuppressive immunomodulator, we believe AMT-101 could provide benefit when used in combination with existing marketed products to improve clinical response and induction of clinical remission. Therefore, we have initiated the MARKET Phase 2 clinical trial evaluating the combination of AMT-101 and anti-TNFα therapy in patients with moderately to severely active UC.  We have also initiated and dosed patients in the FILLMORE Phase 2 clinical trial as a monotherapy in patients with chronic pouchitis. Finally, based on the observation that AMT-101 can impact systemic markers of inflammation, we have initiated and dosed patients in the CASTRO Phase 2 clinical trial evaluating the combination of AMT-101 and anti-TNFα therapy in patients with active RA who have had an inadequate response to anti-TNFα monotherapy. Oral AMT-101 is designed to act locally in the intestinal lamina propria tissue to modulate immune pathways along GI tissue and control inflammation, resulting in clinical and symptomatic improvement. We believe oral AMT-101 may have safety advantages compared to systemically administered IBD treatments, including prior clinical evaluation of rhIL-10, because AMT-101 is designed to not enter a patient’s bloodstream. Targeted localization of AMT-101 to the GI tissue lamina propria is expected to translate into clinically meaningful reductions in inflammation and disease activity. We plan to initially develop AMT-101 to treat UC and other IBD indications such as pouchitis and Crohn’s disease, as well as peripheral inflammatory indications such as RA. Figure 5 below shows the molecular structure of AMT-101.

Figure 5. Molecular Structure of AMT-101

Overview of IL-10 Biology

IL-10 is a potent immunomodulatory cytokine that is known to be the master regulator of GI mucosal tissue immune homeostasis. IL-10 regulates the activation and effector function of multiple innate and adaptive immune cells and upregulates cytokine inhibitors (e.g., soluble TNF-receptor and IL-1Ra). The binding of IL-10 to its receptor activates the IL-10/JAK1/STAT3 cascade, a key pathway in modulating inflammation, where phosphorylated STAT3 homodimers translocate to the nucleus to activate the expression of target genes to promote cellular protection, survival, and proliferation.

Preclinical and Translational Science Support for Treatment of IBD with IL-10

Support for the use of rhIL-10 in the treatment of IBD has been reinforced by the studies in IL-10 knockout mice in which the absence of IL-10 leads to spontaneous signs of intestinal inflammation as early as three weeks of age. The symptoms progress into chronic transmural inflammation of the large and small bowels that resemble Crohn’s disease, which can be alleviated with IL-10 treatment.

IL-10 has been identified in human genome wide-association studies as being associated with risk factors for IBD, further demonstrating the genetic contribution to disease pathogenesis. Moreover, polymorphisms in the IL-10 receptor and loss-of-function mutations in IL-10 or the IL-10 receptor are associated with early onset of disease for UC and Crohn’s disease, respectively.

Clinical Support for Treatment of IBD with IL-10

rhIL-10 has been evaluated as a systemically administered agent in clinical trials in healthy volunteers and patients with IBD. Prior clinical trials with rhIL-10 in Crohn’s disease demonstrated a trend towards clinical improvement. However, systemically administered rhIL-10 treatment was associated with adverse events and loss of response at higher doses. Certain clinical trials exhibited induction of severe anemia and thrombocytopenia believed to have been caused by broad systemic exposure of rhIL-10. In addition to the observed toxicities, systemically administered rhIL-10 is thought to have resulted in intestinal IL-10 concentrations that were insufficient to down-regulate inflammation. We believe that IL-10 targeted to the local site of inflammation may offer optimal therapeutic benefit and avoid the safety issues observed in systemic administration.

Potential Benefits and Positioning of AMT-101, Our IL-10 Program

We believe AMT-101 has the potential to offer clinical benefits in GI diseases, as well as in peripheral inflammatory indications such as RA. We have initially developed AMT-101 for UC and will further explore the potential clinical benefits of AMT-101 for other GI diseases. Within UC, AMT-101 has the potential to be used in biologic naive, moderate-to-severe UC patients in addition to UC patients who have failed prior biologic therapy, and in a variety of GI indications beyond UC. We have initiated a broad Phase 2 program for AMT-101 including having dosed patients in a Phase 2 clinical trial as a monotherapy in moderate to severe UC patients as a combination therapy to approved anti-TNFα monoclonal antibody therapies in biologic-naïve patients with moderate to severe UC, as a monotherapy for pouchitis, and an orphan GI inflammatory disease with no approved therapies.

IL-10 is a potent immunomodulator that has shown preliminary efficacy in Crohn’s disease patients when administered systemically, though with serious adverse events caused by the systemic exposure of rhIL-10. Oral AMT-101 has the potential to unlock the full therapeutic potential of rhIL-10 therapy because it is actively transported to immunomodulatory pathways in the local GI tissue and is designed to not enter a patient’s bloodstream, so it is not expected to have the safety issues of previous systemic rhIL-10 therapies.

Due to its potentially attractive safety profile and immunomodulatory mechanism, AMT-101 has an opportunity to potentially be used as a single agent or in combination with other therapies for IBD and other inflammatory diseases. Furthermore, we have initiated a Phase 2 clinical study in patients with RA as the evidence of immunomodulatory effects observed in the peripheral circulation in our Phase 1 clinical trial in healthy volunteers and patients with active UC suggests that AMT-101 has the potential to be used beyond GI disorders in peripheral inflammatory indications.

AMT-101 is formulated to be available in a convenient, oral, once-a-day tablet.

Market Opportunity—Ulcerative Colitis

UC is a chronic inflammatory condition that causes mucosal inflammation of the colon. It affects the entire colon and is characterized by relapses and remissions. UC affects an estimated 700,000 to 900,000 people in the United States and up to 1.5 million people in Europe according to a 2014 report.

Symptoms and Diagnosis

UC is diagnosed based on clinical, laboratory, endoscopy, and histopathology findings. Symptoms are dependent upon the extent and severity of the disease and can include bloody diarrhea, rectal bleeding, urgency, fecal incontinence, and fatigue. As remission is achieved, rectal bleeding disappears, stools normalize, and signs of active inflammation are no longer observed on endoscopy. The current treatment strategy for UC depends on the severity, distribution, and pattern of disease.

Standard of Care and Unmet Medical Needs and Opportunities

Mesalamine is used for first-line treatment and maintenance of remission in mild or moderately active UC and is supplemented with oral corticosteroids for disease flares. Patients who are moderate to severe or refractory to mesalamine and oral corticosteroids may be treated with IV steroids, or biologics, including anti-TNF, anti-integrin a4b7, anti-IL-23, or small molecule inhibitors of JAK.

Despite multiple therapeutic options, clinical management of UC remains unsatisfactory. Approximately half of UC patients will relapse in any given year and, based on current clinical trial outcomes, greater than 80% of moderate to severe patients do not remain in remission after one year of biologic therapy. As a result of the loss of biologic response, there are a considerable number of patients on anti-TNFα therapy who are considered partial responders but not yet prepared to switch to a new agent. These patients would be candidates for add-on therapy with an additional, safe agent, with the goal to return them to remission while still on anti-TNFα therapy. While there have been considerable advances in the understanding of UC, significant unmet medical need remains and current therapies remain limited, due to inadequate clinical response/remission, loss of response, tolerability, speed of action, and lack of oral options.

Market Opportunity—Chronic Pouchitis

In patients who have had a colectomy for refractory UC disease, ileal pouch-anal anastomosis (IPAA) is a common procedure to create a pouch for patients’ stool. Patients who have an IPAA typically have four to eight bowel movements per day, but the most common complication among patients who have undergone an IPAA is pouchitis, an idiopathic chronic inflammatory condition. It is estimated that approximately 50-60% of patients who have undergone IPAA surgery for UC will develop at least one episode of pouchitis. Pouchitis leads to increased stool frequency and liquidity, cramping, urgency, fecal incontinence, and occasional rectal bleeding. It has been estimated that approximately 30,000 to 45,000 patients have pouchitis in the United States.

While the majority of patients with acute pouchitis respond well to a short course of antibiotics, some patients develop chronic and refractory disease that requires long-term non-antibiotic therapy. Currently, there are no therapies approved for pouchitis and chronic refractory patients will be treated with budesonide, anti-inflammatory drugs (mesalamine, sulfasalazine), or immunosuppressive drugs (other steroids or anti-TNFα). There is a significant unmet medical need to develop products for patients who develop severe pouchitis.

Summary of Our AMT-101 Data

AMT-101 has completed a Phase 1b clinical trial in UC patients. We have observed in preclinical studies, a Phase 1a clinical trial in healthy volunteers, and a Phase 1b clinical trial in patients with UC that oral AMT-101 acts on the local immunological pathways along the GI tissue. Importantly, AMT-101 did not enter the bloodstream and no serious adverse events were observed. We believe that AMT-101 has demonstrated PoC for our technology platform by enabling the active transport and rapid absorption of an orally-administered biologic therapeutic.

Summary of Our AMT-101 Preclinical Data

AMT-101 Demonstrates In Vivo Active Transport and Localization

We examined the localization of AMT-101 in the intestine in a rat model by immunofluorescence microscopy which demonstrated that AMT-101 successfully transported across the IE barrier and localized along the GI tissue in vivo. Figure 6 shows a representative image of the cross-section of an intestinal villus. Each of the components (human IL-10 and cholix carrier) was observed separately and their co-localization in the GI tissue is evidenced in the composite image.

Figure 6. In vivo localization of AMT-101 in GI lamina propria tissue

The transport of AMT-101 (yellow label) across an IE cell was visualized by the co-localization of IL-10 (green label) and cholix-based carrier (red label). Cell nuclei were labeled in blue. AMT-101 was seen to transport efficiently and localize within the immune-rich lamina propria of the intestinal tissue. We believe the ability to locally access and target the immune cells on the other side of the IE barrier drives the immunomodulatory response to IL-10.

In Vivo Pharmacology: AMT-101 Demonstrates Efficacy in a Murine Model of UC

We have observed that oral AMT-101 treatment in an oxazolone-induced murine model of chronic UC improved colonic histopathology in vivo. As shown in Figure 7, colonic tissue architecture as observed in histological staining in oral AMT-101 treated animals at day seven resembled that of healthy, non-inflamed tissue whereas the placebo treated group did not demonstrate any benefit. Furthermore, treatment with AMT-101 also showed significant improvement in objective measures of local disease including colon weight, colon weight/length ratio, and histopathology severity score.

Figure 7. Histopathological observation of colon tissue in a non-disease and disease model of UC

Local GI-selective AMT-101 Induces Systemic Anti-Inflammatory Activity

In an oxazolone-induced murine model of chronic UC, treatment with oral AMT-101 resulted in a consistent trend of reduced levels of pro-inflammatory markers in systemic circulation as measured in the blood, as shown in Figure 8. The decrease in levels of these markers is consistent with our hypothesis that AMT-101 can induce a broad immunomodulatory response including effects that are consistent with IL-10 biology. These initial efficacy data support AMT-101’s potential to correct systemic immune dysregulation and inflammation by targeting the local immunological pathways along the GI tissue.

Figure 8. Oral GI-selective AMT-101 decreased systemic markers of inflammation and immune dysregulation

*	P < 0.05

In addition to IL-17A, IL-6, and MIP1a, oral GI-selective AMT-101 resulted in broadly and systemically decreased markers of inflammation, including: IL-1ß, IL-4, IL-13, IL-15/15R, IL-28, GCSF, LIX, and MCSF.

We also investigated AMT-101 dosing in NHP. As shown in Figure 9, we observed higher ratios of colonic tissue pSTAT3/STAT3 at all doses, demonstrating colonic STAT3 activation following AMT-101 treatment. The colonic STAT3 activation observed in our studies is an indicator of IL-10 receptor activation and demonstrates AMT-101 target engagement. In addition to activation of pSTAT3, IL-10 receptor engagement can also be measured by systemic levels of IL-1Ra, a well-established anti-inflammatory protein, as IL-10 stimulates the downstream production of IL-1Ra. As shown in Figure 10, the induction of systemic IL-1Ra in NHPs demonstrates that AMT-

101 not only replicates IL-10 function in the gut but also produces a systemic immunomodulatory effect with negligible levels of AMT-101 detected in blood.

Figure 9. AMT-101 activated STAT3 in colonic tissue

1mg AMT-101
3mg AMT-101
10mg AMT-101
pSTAT3/total-STAT3
25
20
15
10
5
0
predose
15 min
30 min
45 min
8 hr
24 hr
predose
15 min
30 min
45 min
8 hr
24 hr
predose
15 min
30 min
45 min
8 hr
24 hr

Figure 10. AMT-101 induced systemic IL-1Ra

 Oral AMT-101 Generates Robust Systemic Pharmacodynamic Response with Negligible Systemic Exposure

AMT-101 was administered by oral capsules, subcutaneous (SC) injection, and IV infusion in a non-disease NHP model. Despite greater than 1,000-fold lower levels of systemic IL-10 observed in blood via oral administration, systemic levels of induced IL-1Ra by oral AMT-101 were equivalent to, if not even slightly greater than, systemic levels of IL-Ra induced by SC injection and IV infusion (Figure 11). This effect demonstrates the ability of oral GI-selective AMT-101 to induce immunomodulatory effects along GI tissue that impact both local and systemic biology, but without meaningful systemic exposure. We believe oral AMT-101 will have the same, if not greater, efficacy as systemic IL-10, but will not exhibit the toxicity and safety issues posed by high levels of systemic IL-10 exposure. Furthermore, induction of IL-1Ra is indicative of the immunomodulatory potential of local IL-10 and we believe suggests a broader role for oral GI-selective AMT-101 in peripheral inflammatory and autoimmune indications.

Figure 11. Systemic pharmacokinetics (AMT-101/IL-10) and pharmacodynamics (IL-1Ra) measured in NHP blood after AMT-101 dosed via oral capsules, subcutaneous injection, or IV infusion

PO 1 mg
PO 5 mg
SC 0.2 mg/kg
IV 0.05 mg/kg
1000
100
10
1
0.1
0.01
IL-10 (pM)
LLOQ
0
4
8
12
16
20
24
Hours post dose

PO 1 mg
PO 5 mg
SC 0.2 mg/kg
IV 0.05 mg/kg
100000
10000
1000
100
10
IL-1Ra (pg/mL)
0
4
8
12
16
20
24
Hours post dose

LLOQ: lower limit of quantification
PO: per oral

Summary of Our AMT-101 Clinical Data

AMT-101 Phase 1a/b Clinical Trials

We designed the Phase 1a portion of our Phase 1a/b clinical trial to assess the safety, tolerability, and pharmacokinetics of increasing single ascending doses (SAD) of oral AMT-101 in healthy volunteers. In the Phase 1b portion of the trial, we sought to gather early data on the safety, tolerability, pharmacokinetics, pharmacodynamics, and initial clinical response following a multiple ascending dose (MAD) of AMT-101 in adult patients with active UC over 14 days of treatment. The results of the Phase 1b clinical trial are intended to inform the design and dose selection of future PoC trials.

Other objectives of the Phase 1a/b clinical trial were to: (i) assess the incidence of anti-drug antibodies against AMT-101; (ii) evaluate potential pharmacodynamic markers of AMT-101 in plasma and tissue; and (iii) assess clinical activity of AMT-101 after two weeks of daily treatment in patients with active UC.

Phase 1a Clinical Trial Design

As shown in Figure 12, the Phase 1a clinical trial consisted of a SAD escalation in six cohorts of healthy volunteers. At each dose level, six subjects were randomized 4:2 to receive AMT-101 or a single dose of placebo. The doses tested were 1 mg, 3 mg, 10 mg, 30 mg, 60 mg, and 120 mg.

Figure 12. Phase 1a trial design of AMT-101

Preliminary Phase 1a Data Has Demonstrated the Tolerability of Oral AMT-101 Treatment

The results of the Phase 1a clinical trial demonstrated that oral AMT-101 was observed to be well tolerated by healthy volunteers. In Figure 13 below, shows that a total of three treatment-emergent adverse events (TEAEs) were observed—one in the twelve placebo patients, and two out of the total of twenty-four active AMT-101 patients. All adverse events were mild and self-limiting.

Results of the pharmacokinetic analyses from all doses (1-120 mg) confirmed that AMT-101 was GI-selective as it was not detected in the blood.

Figure 13. AMT-101 was well-tolerated in healthy volunteers with no differences in TEAEs observed between active subjects and placebo

Figure 14. Phase 1b trial design of AMT-101

Multiple Ascending Dose,
Active UC
1 mg
N = 3
3 mg
N = 3
10 mg
N = 3
30 mg
N = 3
Placebo
N = 4
Endpoints: Safety, Disease Activity

Phase 1b Clinical Trial Design

As shown in Figure 14, the Phase 1b clinical trial consisted of a MAD escalation in adult patients with evidence of active UC (as assessed by stool frequency and rectal bleeding) and moderate severity in nature. A total of four cohorts were dosed with either 1 mg, 3 mg, 10 mg, or 30 mg AMT-101, randomized 3:1 to receive AMT-101 or a placebo administered once daily for fourteen days. The goal of the trial was to assess the safety of AMT-101 and any change in UC disease activity, through endoscopy, histology, biomarkers, and serum samples. Stool samples and colonic biopsies were obtained both at baseline and at day 14 of treatment to assess fecal calprotectin as well as histology based upon blinded central read of the Geboes scoring system. Fecal calprotectin is an objective and well-established marker of clinical response in UC studies and the Geboes scoring system is a standard measure of histological response which uses a 0-22-point histologic scoring system in which higher scores represent more severe disease.

Phase 1b Data Has Demonstrated that Oral AMT-101 is Well Tolerated

The results of the Phase 1b clinical trial demonstrated that oral AMT-101 was observed to be well tolerated by patients with UC. Figure 15 below, shows that a total of 23 TEAEs were observed including three in the four placebo patients, and 20 in the 12 active AMT-101 patients. The adverse events of the Phase 1b clinical trial included nasopharyngitis and adverse events associated with underlying UC symptoms such as abdominal pain, diarrhea, and nausea. All adverse events were self-limiting and mild to moderate, with no adverse events warranting early discontinuation of treatment. Importantly, unlike what was observed in previous clinical trials studying systemically delivered IL-10, no treatment emergent AEs of anemia or thrombocytopenia were observed. Systemic levels of AMT-101 were either undetectable or <1 ng/mL, thereby confirming gut-selectivity.

Figure 15: AMT-101 was well tolerated in active UC patients after 14 days of treatment with no meaningful differences in TEAEs observed among active subjects and placebo

Results of Clinical Response

Fecal calprotectin (FCP) is a well-established clinical marker of disease activity in patients with UC. FCP values greater than 150 µg/g correlate with active inflammation. As can be seen in Figure 16, dosing of 1 mg and 3 mg AMT-101 led to placebo-adjusted mean reductions of FCP of 44% and 27% after 14 days of dosing in UC patients with baseline FCP>150 µg/g. Previous clinical trials with systemically delivered IL-10 showed a diminution of activity at higher doses, which is also observed at higher doses of AMT-101.

Figure 16: AMT-101 reduced FCP after 14-days of treatment in UC patients with baseline FCP >150 µg/g

CRP is a well-established biomarker of systemic inflammation. At 1 mg, 3 mg, and 30 mgs, greater reductions in CRP levels were observed in UC patients with baseline CRP greater than 5mg/L when compared to placebo. By design, AMT-101 is a GI-selective protein and was not detected in systemic circulation. However, reduction in CRP levels suggests that treating UC patients with oral GI-selective AMT-101 resulted in local intestinal as well as systemic immunomodulatory activity, the latter of which indicates the potential to treat peripheral inflammatory indications.

Figure 17: AMT-101 reduced CRP in systemic circulation after 14-days of treatment in UC patients with baseline CRP >5 mg/L

1 mg (n=2)
3 mg (n=2)
10 mg (n=2)
30 mg (n=1)
PBO (n=4)
Mean % Change in CRP Expression from Baseline
10
0
-10
-20
-30
-40
-50
-60
-70
-80
-90

The Geboes histologic scoring system is a system that incorporates measurements of immune cell (lymphocyte and neutrophil) infiltration into the lamina propria and epithelium, crypt architecture and destruction, and the presence of histologic ulcerations and erosions. When each component is added, the total score can range from 0 (normal) to 22 (severe inflammation and tissue destruction). To assess activity of AMT-101 on the GI mucosa, colonic biopsies were obtained at baseline and then after 14 days of dosing and Geboes scores were assessed by a blinded, central read GI pathologist. Patients that had valuable Day 0 and Day 14 biopsies were assessed by the central reader.

In Figure 18, AMT-101 reduced Geboes scores in 60% (6/10) active AMT-101 patients when compared to 0% (0/2) placebo patients.

Figure 18. AMT-101 reduced Geboes score over 14 days of treatment

8
6
4
2
0
-2
-4
-6
-8
Average Change in Total Geboes Score
1 mg (n=3)
3 mg (n=3)
10 mg (n=2)
30 mg (n=2)
PBO (n=2)

Figure 19 shows pre-dose and post-treatment histological images from a UC patient in our Phase 1b clinical trial dosed with 10 mg of AMT-101 in which the Geboes score improved from a score of 15 to a score of three using a 22-point scale, with higher scores indicating more severe disease activity. The pre-dose image reveals the UC patient had crypt destruction and an inflammatory infiltrate in their colon at baseline which are resolved in the post-treatment image after 14 days of treatment with AMT-101.

Figure 19. Histopathology Images of Colonic Biopsies from a UC Patient Before and After Treatment with 10 mg Daily Oral AMT-101 for 14 Days

Baseline Geboes score = 15	Post AMT-101 for 14 days Geboes score = 3

AMT-101 Phase 2 Clinical Program

We have completed the Phase 1b clinical trial for AMT-101 in UC and analyzed additional data to assess safety and inform dose selection for Phase 2 clinical trials across multiple indications. We have initiated and dosed patients in our LOMBARD Phase 2 clinical trial. In addition, since AMT-101 is a non-systemic, non-immunosuppressive immunomodulator, we believe AMT-101 could provide benefit when used in combination with existing marketed products to improve clinical response and induction of clinical remission. Therefore, we have initiated the MARKET Phase 2 clinical trial evaluating the combination of AMT-101 and anti-TNFα therapy in patients with moderately to severely active UC. We have also initiated and dosed patients in the FILLMORE Phase 2 clinical trial as a monotherapy in patients with chronic pouchitis. Finally, based on the observation that AMT-101 can impact systemic markers of inflammation, we have initiated and dosed patients in the CASTRO Phase 2 clinical trial evaluating the combination of AMT-101 and anti-TNFα therapy in patients with active RA who have had an inadequate response to anti-TNFα monotherapy. We anticipate top-line data readouts for our Phase 2 clinical trials beginning in the second half of 2021 and into 2022.

Figure 20 presents the plan for Phase 2 clinical trials for AMT-101.

Figure 20. Phase 2 clinical trials for AMT-101

Enrolling Comprehensive Phase 2 Plan for Oral AMT-101

AMT 101 lombard-uc

UC Monotherapy

- Moderate-to-severe UC patients
- ~100 patients: biologic naïve and experienced
- 12-week oral daily dosing
- Randomized 2:1 to receive oral AMT-101 or placebo
- Primary endpoint: Reduction in components of the Mayo Score at week 12

AMT 101 market-uc combo

UC Combination Therapy with anti-TNFα

- Moderate-to-severe UC patients
- ~30 patients: biologic naïve
- 8-week oral daily dosing
- Randomized 1:1 to receive oral AMT-101 or placebo in combination with adalimumab
- Primary endpoint: Reduction in components of the Mayo Score at week 8

AMT 101 fillmore-pouchitis

Pouchitis

- Chronic pouchitis patients
- ~20 patients: biologic naïve and experienced
- 12-week oral daily dosing
- Randomized 1:1 to receive high or low dose of AMT-101
- Co-Primary endpoint: Histologic and symptomatic improvement

AMT 101 castro-ra

RA Combination Therapy with anti-TNFα

- Patients with active RA who had an inadequate response to anti-TNF therapy
- ~20 patients: biologic experienced
- 12-week oral daily dosing
- Randomized 1:1 to receive oral AMT-101 or placebo in combination with adalimumab
- Primary endpoint: Safety and tolerability of AMT-101 and improvement in disease severity at week 12

 AMT-126: Our Oral GI-Selective IL-22 Fusion Protein

Our second product candidate, AMT-126, is a GI-selective oral fusion of rhIL-22 and our proprietary carrier molecule currently in development for diseases related to GI tissue barrier function defects driven by activation of the innate immune system. IL-22 is a cytokine that repairs functional and structural defects of the IE barrier and induces microbial defense. AMT-126 is designed to act locally on the epithelial cells of the intestinal tissue, thereby repairing the IE barrier and supporting mucosal healing, potentially translating into clinically meaningful improvements in a broad range of GI-focused, peripheral inflammatory and other diseases. We believe AMT-126 may have safety advantages relative to systemically administered IBD treatments, including prior clinical evaluation of rhIL-22, because AMT-101 is designed to stay in the GI tissue and not enter a patient’s bloodstream.

In preclinical development, AMT-126 demonstrated activity in animal models of intestinal inflammation, as well as induction of local tissue and systemic effects associated with the repair of IE barrier function defects. The localization of AMT-126 in GI tissue has been further demonstrated in NHP studies. As a locally targeted, GI-selective biologic therapeutic, AMT-126 has the potential to address IE barrier function defects linked to a wide array of diseases, including celiac disease, a disease with no approved medicines, UC, and a number of peripheral diseases secondary to GI dysfunction, such as psoriatic arthritis (PsA) and other spondyloarthropathies (SpA). We have initiated a Phase 1 clinical trial for AMT-126 similar to that which we conducted with AMT-101 including a Phase 1a single ascending dose in healthy volunteers followed by a Phase 1b multiple ascending dose in healthy patients with an indication associated with intestinal barrier defects.

Figure 21 shows the molecular structure of AMT-126.

Figure 21. Molecular structure of AMT-126

The Role of IL-22 Biology in IE Barrier Function Defect Correction

IL-22 is a cytokine that repairs functional and structural defects of the IE barrier and induces microbial defense by counteracting inflammasome-driven IE barrier function defects. IL-22 also functions to promote cell proliferation, block apoptosis, and support wound healing. While IL-22 can have a variety of actions on the structural and functional properties of the intestine, the most critical action related to health and disease relates to maintenance of the IE barrier. For example, in celiac disease, gliadin-induced IE barrier function defects of the small intestine appear to be correlated with a reduction of IL-22 in a NHP model. In addition, depletion of IL-22-producing CD4+ cells is correlated with active disease in UC models.

Potential Benefits of AMT-126, Our IL-22 Program

We believe AMT-126 may have a profile that will make it compelling to develop for IE barrier function defects linked to a wide array of diseases including celiac disease, UC and others. IL-22 has a mechanism of action that is directed at disturbances in the IE barrier function, which is central to these diseases. There are currently no approved therapies focused on the repair of IE barrier function.

We have designed AMT-126 to act locally on the GI tissue while avoiding entering the patient’s bloodstream, which we believe will mitigate previously reported adverse effects associated with systemic IL-22 treatments.

Due to its potentially attractive safety profile and complementary mechanism of action with those of anti-inflammatory products, we believe AMT-126 has the potential to be used as a single agent or in combination with anti-inflammatory products.

AMT-126 will be formulated to be available in a convenient, once daily, oral dosage form.

Summary of Our AMT-126 Preclinical Data

Preclinical studies with AMT-126 in murine models of diseases arising from IE barrier function defects and in healthy NHP have demonstrated encouraging pharmacological outcomes consistent with IL-22 biology and disease modification.

AMT-126 Shows Highly Comparable Bioactivity to rhIL-22 in Established Models of In Vitro Pharmacology

AMT-126 was evaluated to determine in vitro bioactivity. As shown in Figure 22, IL-22 receptor dimerization and STAT3 activation confirmed ligand-dependent activation of the IL-22 signaling pathway that was highly comparable to multiple sources of rhIL-22. Furthermore, the AMT carrier by itself demonstrated no bioactivity.

Figure 22. AMT-126 induced IL-22 receptor dimerization and STAT3 activation in vitro bioactivity assays

Oral AMT-126 Shows Efficacy in a Murine Dextran Sulphate Sodium (DSS) Induced Model of UC

In a murine DSS-induced UC model to assess the activity of oral AMT-126, oral dosing of AMT-126 reduced DSS-induced weight loss and fecal hemoccult, and improved stool consistency during the course of the trial.

Figure 23. Oral AMT-126 demonstrated efficacy in a murine model of disease (DSS)

Oral AMT-126 Shows Systemic Pharmacological Effects with Low Systemic Exposures

AMT-126 was administered by oral capsules in a non-disease NHP model and, by design, showed minimal (pg/ml) levels in the systemic circulation.  Although AMT-126 is intended to stay in the GI tissue, we observed systemic induction of Reg3A and IL-1Ra (Figure 24). This effect demonstrates the ability of oral GI-selective AMT-126 to induce effects along GI tissue that impact both local and systemic biology, but without meaningful systemic exposure.

We believe oral AMT-126, as a gut selective therapy, could have the same, if not greater, efficacy as systemic IL-22, but may also have an enhanced safety profile due to minimal systemic levels of IL-22. Furthermore, the systemic induction of IL-1Ra suggests a broader role for oral GI-selective AMT-126 in peripheral diseases secondary to GI dysfunction.

Figure 24. Oral AMT-126 Shows Systemic Pharmacological Effects with Low Systemic Exposures in Non-Human Primates

AMT-126 Phase 1 Clinical Programs

We submitted a CTA for AMT-126 and are conducting a Phase 1 clinical program similar to that which we conducted with AMT-101 including a Phase 1a single ascending dose in healthy volunteers, which we began dosing in February 2021, followed by a Phase 1b clinical trial in patients with a certain disease associated with intestinal barrier defects. Topline oral AMT-126 Phase 1a/b data in healthy volunteers and patients are anticipated in 2022.

Research Programs

While our most advanced product candidates focus on developing novel, oral biologic therapeutics to treat autoimmune and inflammatory indications, any disease which can be treated with a biologic therapeutic is conceivably a candidate for our technology. Our research programs are focused on expanding into indications with high unmet medical need and sizable market potential, including other gastroenterological and metabolic diseases. We believe these programs demonstrate the applicability of our technology platform across a wide range of biological therapeutics and diseases.

Immunology and Inflammation

Currently, AMT-101 and AMT-126 are our most advanced product candidates in autoimmune and inflammatory indications; however, we have started additional programs based on several other biologic therapeutics including full length antibodies. We are also expanding our capabilities in applying our proprietary carrier technology to broad antibody engineering formats, including Fab and scFv constructs, where antagonist strategies are required.

Gastroenterology

The ability to selectively target proteins or peptide therapeutics to the intestinal tract makes gastroenterology a logical therapeutic area of interest for application of our product candidates and allows us to access biological pathways beyond immunology and inflammation. Our first research candidate is an oral GI-selective GLP-2 receptor agonist that is being designed to treat patients with SBS. Current treatment paradigms for patients with SBS include total parenteral nutrition and daily injections of GLP-2 analog peptide. There are several weekly-administered GLP-2 analog products in development, but none are focused on oral delivery. Our technology platform would allow the direct targeting of GLP-2 receptors located in the intestinal tissue with minimal systemic exposure. Our research programs may also develop product candidates with potential in other gastroenterology applications such as motility and neuro-gastroenterology.

Metabolic Diseases and Other Disorders

The intestinal tissue is a main site of action for multiple incretin peptides, such as GLP-1, gastric inhibitory peptide, and glucagon, which are core components of pathways involved in diabetes and obesity. Currently, the vast majority of these molecules are administered to patients via systemic injection. We believe that oral delivery of these molecules directly to the sites of incretin receptors expression along the GI tissue and in the hepatic portal system will allow us to improve upon standard of care by more favorably affecting metabolic pathways, including those that regulate glycemic function, minimize systemic exposures, and impact other linked pathologies, particularly if our product candidates also lower body fat levels. We are exploring diabetes, obesity, and possibly Non-alcoholic Steatohepatitis for our oral GLP-1 analog research program.

We have also conducted research on metabolic diseases caused by growth hormone deficiency. Our research program in this area is an oral hGH. The primary site of action of hGH is in the liver, where it induces production of insulin-like growth factor-1. By virtue of our platform, our hGH program is targeted to the hepatic portal system and reaches the intended organ target (liver) prior to any systemic exposure. Similar to GLP-1 and GLP-2 analogs, there are several injectable hGH products in development; however, our oral hGH may uniquely minimize systemic exposure, reach the liver target more efficiently, and improve compliance.

Manufacturing

Currently, we rely, and expect to continue to rely, on third-party current good manufacturing practice (cGMP) manufacturers for the production of our product candidates for human clinical trials. In particular, we have established non-exclusive relationships with several contract development and manufacturing organizations (CDMOs), including for the manufacturing of AMT-101 bulk drug intermediate, drug substance, manufacturing of AMT-101 capsules and tablets, and packaging and labeling of AMT-101 drug product. We have personnel with significant technical, manufacturing, analytical, quality, regulatory, including cGMP, and project management experience to oversee our third-party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes.

We have also spent significant resources developing our current manufacturing processes and know-how. We have activated a new facility also located in South San Francisco where we manufacture clinical drug supply. We have successfully manufactured AMT-101 and AMT-126 clinical drug supply at our internal facility. From time to time and as capacity requires, we may use contract manufacturing organizations for specific programs.

We believe that developing our own manufacturing capacity and capability is important to limit reliance on contract manufacturers, protect our trade secrets and intellectual property, and improve our manufacturing processes.

Commercialization Plan

We do not currently have any approved drugs and we do not expect to have any approved drugs in the near term. Therefore, we have no sales, marketing, or commercial product distribution capabilities and have no experience as a company in marketing drugs. When, and if any of our product candidates are approved for commercialization, we intend to develop a commercialization infrastructure for those products in the United States, Europe, Asia, and potentially in certain other key markets. We may also rely on partnerships to provide commercialization infrastructure, including sales and marketing and commercial distribution.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property. We face potential competition from many different sources, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for the research, development, manufacturing, and commercialization of therapies aimed at treating autoimmune, inflammatory, metabolic, and other diseases. Any product candidates that we successfully develop and commercialize will compete with current therapies and new therapies that may become available in the future.

In particular, with respect to our most advanced product candidates, AMT-101 and AMT-126, we compete against companies that produce injectable biologic therapeutics such as AbbVie Inc., Eli Lilly and Co., Janssen Pharmaceuticals, Inc., Roche Holding Ltd. and Takeda Pharmaceutical Company Ltd., as well as companies that produce oral products such as Abivax SA, Arena Pharmaceuticals, Inc., Bristol-Myers Squibb Co., Galapagos NV, Gilead Sciences, Inc., Gossamer Bio, Inc., Landos Biopharma, Inc., Pfizer Inc., Protagonist Therapeutics, Inc. and Theravance Biopharma, Inc.

We are not aware of any other company or organization that has developed a FDA-approved oral biologic, other than peptides. However, we are aware of other companies developing oral biologic drug candidates using their own technology platform.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and enrolling subjects for our clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

We could see a reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we or our collaborators may develop, including if competitors develop a safer and/or more effective oral biologic technology platform. Our competitors also may obtain FDA or foreign regulatory approval for their products more rapidly than we may obtain approval for product candidates, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics, if required, the level of biosimilar or generic competition and the availability of reimbursement from government and other third-party payors.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our strategy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. Our patent portfolio is intended to cover our product candidates and related components, their methods of use and processes for their manufacture, our proprietary reagents and assays, and any other inventions that are commercially important to our business. We also rely on trademarks as well as trade secret protection of our confidential information and know-how relating to our proprietary technology platform, and product candidates. We believe that we have substantial know-how and trade secrets relating to our technology and product candidates.

As of January 15, 2021, our patent portfolio includes patents and patent applications related to our technology platform and our product candidates. In total, our patent portfolio includes 36 U.S. and foreign issued patents and over 50 other pending patent applications. Foreign patents are granted in the following jurisdictions: Europe (validated in Germany, France, United Kingdom, Belgium, Switzerland, Spain, Ireland, Italy, Netherlands, Sweden, and Norway), Canada, China, Israel, Australia, Japan, South Korea, Mexico, Russia, and South Africa. The technology platform filings include 29 issued patents and at least 15 pending applications. Certain platform filings are expected to expire as early as 2031. Other filings directed to platform technology are expected to expire as early as 2039.

In addition to platform filings, we have filings directed to specific product candidates. For our product candidates, we generally pursue multilayered patent protection covering the composition of matter including the sequence of the product candidates, the formulations of the product candidates, and/or the functional characteristics of the product candidates. In addition to composition of matter coverage, we also generally pursue claims directed to methods of making, and methods of use of the product candidates. Filings specific to AMT-101 and AMT-126 are expected to expire in 2039 or 2040.

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory authorities of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.

U.S. Biologics Regulation

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices regulation;
•	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•	approval by an independent IRB or ethics committee at each clinical site before the trial is commenced;
•	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•	preparation of and submission to the FDA of a biologics license application (BLA) after completion of all pivotal clinical trials;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with current good clinical practices (cGCP); and

•	FDA review and approval of a BLA to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical and Clinical Development

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCP, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the trial until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing preclinical studies and clinical trials and clinical trial results to public registries.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

•

Phase 1. The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, to identify possible side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

•

Phase 2. The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. We expect to conduct four Phase 2 clinical trials to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•

Phase 3. The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 trials may be made a condition to approval of the BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality, purity, and potency of the final product. Additionally, appropriate packaging must be selected and tested. Stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

As a result of the COVID-19 public health emergency, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID-19 pandemic; a list of all subjects affected by the COVID-19-pandemic related trial disruption by unique subject identifier and by investigational site and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or trial, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the clinical trial. In June 2020, FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs. The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, including new regulatory requirements and changes to existing regulations.

BLA Submission and Review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. The submission of a BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.

Once a BLA has been submitted, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure, and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy (REMS) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. The fast track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat patients with a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for frequent interactions with the review team during product development and, once a BLA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

A product intended to treat patients with a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers.

Any marketing application for a biologic submitted to the FDA for approval, including a product with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).

Additionally, products studied for their safety and effectiveness in treating patients with serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast track designation, breakthrough therapy designation, priority review and RMAT designation do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat patients with a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Post-approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to cGMP, quality controls, record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•	product seizure or detention, or refusal of the FDA to permit the import or export of products;

•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•	mandated modification of promotional materials and labeling and the issuance of corrective information;
•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising, potential civil and criminal penalties, government investigation, and/or debarment or exclusion from participation in federal health care programs. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the practice of medicine by physicians or their choice of treatments. The FDA does, however, regulate manufacturer’s communications on the subject of off-label use of their products.

Biosimilars and Reference Product Exclusivity

The ACA includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. To date, a number of biosimilars have been licensed under the BPCIA, and numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency and that the biological product is highly similar to the reference product notwithstanding minor differences in clinically inactive components, which can be demonstrated through comparative analytical studies, animal studies, and a clinical trial or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient or that it can be substituted for the reference product without the intervention of a health care provider who prescribed the reference product, and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact and implementation of the BPCIA are subject to significant uncertainty.

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the federal Anti-Kickback Statute, the federal False Claims Act, the Sunshine Act, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and similar foreign, federal and state fraud and abuse, transparency, and health information privacy and security laws.

The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program. The term remuneration has been interpreted broadly to include anything of value, including stock options. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers, among others, on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but they are drawn narrowly and require strict compliance in order to offer protection. Our activities, including our engagement of consultants, may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of an applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all relevant facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute, can result in a false or fraudulent claim for purposes of the federal False Claims Act.

Civil and criminal false claims laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions, and civil monetary penalty laws prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to the federal government, including federal healthcare programs, that are false or fraudulent. For example, the federal False Claims Act prohibits any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free products or other illegal kickbacks to customers to induce customers to refer or use the companies’ products over competitors’ products or alternative treatments that were billed to federal healthcare programs for reimbursement for the products.

The U.S. federal Physician Payments Sunshine Act requires applicable manufacturers of covered prescription drugs, devices, biologics or medical supplies subject to FDA approval or clearance for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicare & Medicaid Services (CMS) information related to certain payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) or teaching hospitals, including ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include payments and transfers of value made during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives.

HIPAA created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program, including private third-party payors, and making false statements relating to healthcare matters. In addition, HIPAA, as amended the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, impose certain requirements on HIPAA covered entities, which include certain healthcare providers, healthcare clearinghouses, and health plans, as well as individuals and entities, known as business associates, that provide services for or on behalf of the covered entities that involve individually identifiable health information, relating to the privacy, security, and transmission of individually identifiable health information.

We are also subject to additional similar U.S. state and foreign law equivalents of each of the above federal laws, which, in some cases, differ from each other in significant ways, and may not have the same effect, thus complicating compliance efforts. For example, we may be subject to state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

In the event of any actual or alleged failure to comply with any of these or other laws or regulations, we may face investigations and other proceedings by governmental authorities and claims and litigation by private parties in certain circumstances.  If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, or if we settle any claims or proceedings relating to any such laws or regulations, we may be subject to fines, penalties or other liabilities, including, without limitation, significant civil, criminal and administrative penalties, damages, fines, exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, government investigations, consent decrees, corporate integrity agreements, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and market share, and the curtailment or restructuring of our operations.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval. Sales of any product, if approved, depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement, if any, for such product by third-party payors. Decisions regarding whether to cover any of our product candidates, if approved, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage policy, formulary, and reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific, clinical, and/or cost-effectiveness support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

In addition, the U.S. government, state legislatures, and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical or biological products, medical devices and medical services, in addition to questioning safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval. Decreases in third-party reimbursement for any product or a decision by a third-party not to cover a product could reduce physician usage and patient demand for the product.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.

The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, a new licensure framework for follow on biologic products, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There have been executive, legislative and judicial challenges to certain aspects of the ACA since its enactment. For example, the Tax Cuts and Jobs Act of 2017 (Tax Act) was enacted, which, among other things, removed penalties for not complying with ACA’s individual mandate to carry health insurance, effective January 1, 2019. On December 14, 2018, a Texas District Court Judge ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. These reductions went into effect in April 2013 and will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional action is taken by Congress. Congress recently introduced a bill to extend the moratorium on the 2% Medicare sequester cuts through the end of 2021. We are continuing to monitor the status of this bill.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In 2020, under the Trump administration, the U.S. Department of Health and Human Services (HHS) and CMS issued various rules in November and December of 2020 that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. Further, in January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the Trump administration. The impact of such lawsuits as well as pending and future legislative, executive, and administrative actions of the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration. Further, it is possible that additional government action is taken in response to the COVID-19 pandemic.

Employees and Human Capital Resources

As of December 31, 2020, we had 80 full-time employees, over 81% of whom were engaged in research and development activities. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Facilities

Our corporate headquarters are currently located in South San Francisco, California, where we lease 18,748 square feet of office, and laboratory space pursuant to a lease agreement that expires in August 2024.

In order to accommodate our anticipated growth and requirements in connection with our future development and commercialization efforts, we entered into a sublease agreement for 11,471 square feet for office and laboratory space in South San Francisco, California. The sublease term expires in May 2022.

In February 2021, we entered into a new lease agreement. See Note 10. Subsequent Event in Part IV, Item 15 of this Annual Report.

We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

Available Information

We may use our website (https://www.appliedmt.com), press releases, public conference calls and public webcasts as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Information contained on, or that can be accessed through, our website or any website is not incorporated by reference into this Form 10-K and should not be considered to be part of this Form 10-K unless expressly noted.

Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, proxy and information statements and amendments to reports filed pursuant to Sections 13(a), and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) are filed with the U.S. Securities and Exchange Commission (SEC). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Such documents and other information filed by us with the SEC are available free of charge on the Investor section of our website when such reports are available on the SEC’s website.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, growth prospects or stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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
•

We are highly dependent on our key personnel and if we are not successful in attracting, motivating, and retaining highly qualified personnel, we may not be able to successfully implement our business strategy; and

•

We have previously identified material weaknesses in our internal control over financial reporting and if we are unable to maintain effective internal controls or if we identify additional material weaknesses in the future, we may not be able to accurately or timely report our financial condition or results of operations.

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

We have no products approved for commercial sale and have not generated any revenue from product sales. We are developing a novel technology platform which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. While we have begun Phase 2 clinical trials for our most advanced product candidate, AMT-101, a GI-selective oral fusion of IL-10, and have initiated a Phase 1 clinical trial of AMT-126 in February 2021, we have not initiated clinical trials for any of our other product candidates. To date, we have not obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third-party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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

We have incurred net losses in each reporting period since our inception, including net losses of $66.6 million for the year ended December 31, 2020 and $28.0 million for the year ended December 31, 2019. As of December 31, 2020, we had an accumulated deficit of $139.4 million.

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

We expect to continue to incur significant expenses and increasingly higher operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

▪	continue our research and discovery activities;
▪	continue the development of our proprietary technology platform;
▪	progress our current and any future product candidates through preclinical and clinical development;
▪	initiate and conduct additional preclinical, clinical, or other studies for our product candidates;
▪	work with our CDMOs to manufacture our product candidates for our clinical trials;
▪	continue to establish and operate a manufacturing facility;
▪	change or add additional contract manufacturers or suppliers;
▪	seek regulatory approvals and marketing authorizations for our product candidates;
▪	establish sales, marketing, and distribution infrastructure to commercialize any products for which we obtain approval;
▪	take steps to seek protection of our intellectual property and defend our intellectual property against challenges from third parties;
▪	obtain, expand, maintain, protect, and enforce our intellectual property portfolio;
▪	pursue any licensing or collaboration opportunities;
▪	attract, hire, and retain qualified personnel including clinical, scientific, management, and administrative personnel;
▪	provide additional internal infrastructure to support our continued research and development operations and any planned commercialization efforts in the future;
▪	experience any delays or encounter other issues related to our operations;

▪	implement operations, financial, and management information systems;
▪	meet the requirements and demands of being a public company; and
▪	defend against any product liability claims or other lawsuits related to our products.

Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity, working capital, and our ability to fund our development efforts and achieve and maintain profitability. In any particular period, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

We have historically financed our operations primarily through private placements of our convertible preferred stock and the sale of common stock in our IPO. We may seek to raise capital through debt financings, private or public convertible debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to us. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our development efforts, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations.

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

Because of the numerous risks and uncertainties associated with developing biologic therapeutics, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the FDA or foreign regulatory authorities, to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with launching and commercializing any approved product candidate and ongoing compliance efforts.

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

As of December 31, 2020, we had cash, cash equivalents, and investments of $129.9 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents, and investments to be available to fund our operations is based on assumptions that may prove inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include the issuance of warrants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, strategic alliances, or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, or grant licenses on terms that may not be favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We currently rely and expect to continue to rely on third parties, such as contract research organizations (CROs), CDMOs, medical institutions, academic institutions, and clinical investigators to conduct some aspects of our research and preclinical studies and our clinical trials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations for any reason including the COVID-19 pandemic. If we need to enter into alternative arrangements, it would delay our product development activities.

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with cGCP for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible, reproducible, and accurate and that the rights, integrity, and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

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

Manufacturing of biologic therapeutics is a complex process and represents a critical path to creating oral biologic product candidates and a key component of our long-term success. We have spent significant resources and plan to continue to spend significant resources to develop our current manufacturing processes and know-how to produce sufficient supply and optimize functionality. While we have activated a new facility located in South San Francisco that will be our primary manufacturing site of drug substance or bulk drug intermediate, opening a new facility is time intensive and costly and we may experience difficulties associated with the transition to this new facility, including as a result of the COVID-19 pandemic. Although we have successfully manufactured AMT-101 and AMT-126 clinical drug supply at our internal facility, we will need to scale our manufacturing operations. We will also continue to rely on third-party manufacturers to execute certain steps in the manufacturing of our product candidates. Accordingly, we will be required to make significant investments to expand our manufacturing facilities in the future, and our efforts to scale our internal manufacturing capabilities may not succeed.

The process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. We have experienced in the past situations in which our contract manufacturer has failed to successfully complete a scheduled manufacturing run as a result of their manufacturing process errors. We also have experienced in the past situations in which we failed to successfully complete a schedule manufacturing run at our primary manufacturing site. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

Although we have successfully manufactured AMT-101 and AMT-126 clinical drug supply at our internal facility, we currently have limited in-house manufacturing experience and personnel. While we have implemented in-house manufacturing that we expect will be our primary site for the manufacture of clinical trial product candidates, we do not currently have the infrastructure or internal capability to manufacture our product candidates for commercialization purposes. We expect to continue to rely on third parties for certain manufacturing operations of our product candidates for preclinical studies and clinical trials, in compliance with applicable regulatory and quality standards, including cGMP, and may do so for the commercial manufacture of some of our product candidates, if approved. If we are unable to arrange for and maintain third-party manufacturing sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. If we were to experience an unexpected loss of supply of our product candidates, for any reason, whether as a result of manufacturing, supply, or storage issues, the COVID-19 pandemic, or otherwise, we could experience delays, disruptions, suspensions, or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Such failure or substantial delay or loss of supply could materially harm our business.

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

In addition, the FDA, European Medicines Agency (EMA), and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Pharmaceutical manufacturers and their subcontractors are required to register their facilities or products manufactured at the time of submission of the marketing application and then annually thereafter with the FDA and certain state and foreign agencies. They are also subject to periodic unannounced inspections by the FDA, state, and other foreign authorities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Any subsequent discovery of problems with a product, or a manufacturing or laboratory facility used by us or our strategic partners, may result in sanctions being imposed on us, including fines, injunctions, civil penalties, restrictions on the product or on the manufacturing or laboratory facility, including license revocation, marketed product recall, suspension of manufacturing, product seizure, voluntary withdrawal of the product from the market, operating restrictions, or criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and harm our business and results of operations.

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

As of December 31, 2020, we had 80 full-time employees. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Since the COVID-19 virus was reported in December 2019 in Wuhan, China, the virus has spread extensively throughout the world, resulting in the World Health Organization characterizing COVID-19 as a pandemic. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. While we have been able to mitigate the impact of the COVID-19 pandemic on our business to date, we could experience future disruptions that could severely impact our business, current and planned clinical trials and preclinical studies, including:

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

▪

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and trial procedures, which may impact the integrity of subject data and clinical trial endpoints;

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

Further, as a result of the COVID-19 pandemic, the extent and length of which is uncertain, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect trial participants from the COVID-19 virus, which may include using telemedicine visits, remote monitoring of patients and clinical sites, and measures to ensure that data from clinical trials that may be disrupted as a result of the pandemic are collected pursuant to the trial protocol and consistent with cGCP, with any material protocol deviation reviewed and approved by the site Institutional Review Board (IRB). Patients who may miss scheduled appointments, any interruption in trial drug supply, or other consequence that may result in incomplete data being generated during a trial as a result of the pandemic must be adequately documented and justified. For example, the FDA issued guidance on March 18, 2020, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describe a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report (or as a separate document) contingency measures implemented to manage the trial, and any disruption of the trial as a result of the COVID-19 pandemic; a list of all trial participants affected by the COVID-19-pandemic related trial disruption by unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or trial, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the trial. In June 2020, the FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs. Additional COVID-19 related guidance recently released by FDA include guidance addressing resuming normal drug and biologics manufacturing operations; manufacturing, supply chain, and inspections; and statistical considerations for clinical trials during the COVID-19 public health emergency.

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

We have never completed a clinical development program. We currently have two product candidates, AMT-101 and AMT-126. None of our product candidates have advanced into late-stage development and it may be years before any such trial is initiated, if at all. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND application or a CTA will result in the FDA, EMA, or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

▪	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
▪	delays in confirming target engagement, biomarkers, patient selection, or other relevant criteria to be utilized in preclinical and clinical product candidate development;
▪	delays in reaching a consensus with regulatory authorities on trial design;
▪

delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

▪	delays in identifying, recruiting, and training suitable clinical investigators;
▪	delays in obtaining required IRB approval at each clinical trial site;
▪	imposition of a temporary or permanent clinical hold by regulatory authorities for a number of reasons, including:
▪	after review of an IND or amendment, CTA or amendment, or equivalent application or amendment;
▪	as a result of a new safety finding that presents unreasonable risk to clinical trial participants;
▪	a negative finding from an inspection of our clinical trial operations or trial sites; or
▪	the finding that the investigational protocol or plan is clearly deficient to meet its stated objectives;
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

We may encounter difficulties enrolling patients or healthy volunteers in our clinical trials, and our clinical development activities could thereby be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including:

▪	the patient eligibility criteria defined in the protocol;
▪	the size of the trial population required for analysis of the trial’s primary endpoints;
▪	the proximity of patients to a trial site;
▪	the design of the trial;
▪	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
▪	competing clinical trials for similar therapies or targeting patient populations meeting our patient eligibility criteria;
▪	clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies and product candidates;
▪	our ability to obtain and maintain patient consents;
▪	health epidemics such as the COVID-19 pandemic; and
▪	the risk that patients enrolled in clinical trials will not complete such trials, for any reason.

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

In particular, with respect to our most advanced product candidates, AMT-101 and AMT-126, we compete against companies that produce injectable biologic therapeutics such as AbbVie Inc., Eli Lilly and Co., Janssen Pharmaceuticals, Inc., Roche Holding Ltd., and Takeda Pharmaceutical Company Ltd., as well as companies that produce oral products such as Abivax SA, Arena Pharmaceuticals, Inc., Bristol-Myers Squibb Co., Galapagos NV, Gilead Sciences, Inc., Gossamer Bio, Inc., Landos Biopharma, Inc., Pfizer Inc., Protagonist Therapeutics, Inc., and Theravance Biopharma, Inc.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate ahead of our competitors, our product candidates may face competition from biosimilar products or alternative therapies. In the United States, our product candidates are regulated by the FDA as biologic products and we intend to seek approval for these product candidates pursuant to the BLA pathway. The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our product candidates.

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

In Europe, the European Commission has granted marketing authorizations for several biosimilar products pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In Europe, a competitor may reference data supporting approval of an innovative biological product but will not be able to get it on the market until 10 years after the time of approval of the innovative product. This 10-year marketing exclusivity period will be extended to 11 years if, during the first eight of those 10 years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. In addition, companies may be developing biosimilar products in other countries that could compete with our products, if approved.

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

Adverse events or other undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA, or other comparable foreign regulatory authorities. AMT-101 is a GI-selective oral fusion of IL-10, and previous clinical trials conducted in the field with systemic IL-10 showed significant toxicities that prevented further development.

Side effects could affect patient recruitment, the ability of enrolled patients to complete the trial, and/or result in potential product liability claims. We are required to maintain product liability insurance pursuant to certain of our development and commercialization agreements. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. A successful product liability claim or series of claims brought against us could adversely affect our results of operations, business, and reputation. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical trial participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates, and decreased demand for our product candidates, if approved for commercial sale.

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

We may in the future choose to conduct one or more of our clinical trials outside the United States. For example, we have enrolled patients outside the United States in our Phase 2 clinical trials of AMT-101. The acceptance of trial data from clinical trials conducted outside the United States by the FDA, EMA, or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States. If the FDA, EMA, or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Any regulatory approvals that we receive for our product candidates will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including the requirement to implement a risk evaluation and mitigation strategy), or contain requirements for potentially costly post-marketing testing. We will be required to report certain adverse reactions and production problems, if any, to the FDA, EMA, and comparable foreign regulatory authorities. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed, and distributed only for the approved indications and in accordance with the provisions of the approved labeling. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to biologic therapeutics are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval, commonly referred to as “off-label uses.” The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturer communications on the subject of off-label use of their products. The holder of an approved NDA, BLA, or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. An unsuccessful post-marketing trial or failure to complete such a trial could result in the withdrawal of marketing approval.

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

In March 2010, the Patient Protection and Affordable Care Act (ACA) was enacted, which includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. The ACA continues to significantly impact the United States’ pharmaceutical industry. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, various portions of the ACA have been subject of legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. The Supreme Court of the United States held oral arguments on the Fifth Circuit Court case in November 2020 and is expected to issue a decision by mid-2021. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how this Supreme Court decision, future litigation, and healthcare measures promulgated by the Biden administration will impact the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. Congress recently introduced a bill to extend the moratorium on the 2% Medicare sequester cuts through the end of 2021. We are continuing to monitor the status of this bill.

Moreover, there has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In 2020, under the Trump administration, HHS and CMS issued final rules in November and December of 2020 that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the Trump administration. The impact of these lawsuits as well as legislative, executive, and administrative actions of the current administration on us and the biopharmaceutical industry as a whole is currently unknown. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our product candidates may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

▪

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses and their respective business associates and covered subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of individually identifiable health information.

▪

The federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, require applicable manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the HHS under the Open Payments Program, information related to certain payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The information reported annually is publicly available on a searchable website. Effective January 1, 2022, reporting obligations of applicable manufacturers will be extended to include additional covered recipients, including payments and transfers of value made during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists and certified nurse-midwives.

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
▪

State and foreign laws that govern the privacy and security of personal information (including health information) in certain circumstances. These include, but are not limited to, the EU General Data Protection Regulation, and the California Consumer Privacy Act, as amended and expanded by the California Privacy Rights Act, each of which is discussed below. Many of these laws governing the privacy and security of personal information differ from each other in significant ways and may not have the same effects or obligations, thus complicating compliance efforts.

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

We may collect, process, use or transfer personal information from individuals located in the European Union in connection with our business, including in connection with conducting clinical trials in the European Union. Additionally, if any of our product candidates are approved, we may seek to commercialize those products in the European Union. The collection and use of personal health data in the European Union are governed by laws, regulations, and directives, including the General Data Protection Regulation (EU) 2016/679 (GDPR). This legislation imposes requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside of the European Economic Area, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping. This legislation imposes significant responsibilities and liabilities in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance. Any actual or alleged failure to comply with the requirements of the GDPR or other laws, regulations, and directives of the member states of the European Union may result in substantial fines, other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, U.S. states are adopting new laws or amending existing laws and regulations, requiring attention to frequently changing regulatory requirements applicable to data related to individuals. For example, California has enacted the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020 and has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined and which can include any of our current or future employees who may be California residents or any other California residents whose data we collect or process) and provide such residents new ways to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. As we expand our operations and trials (both preclinical or clinical), the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to consider and pass similar laws.

Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in the election on November 3, 2020. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.  In addition, U.S. and international laws and regulations that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications.

Laws, regulations, and directives relating to privacy and data security are not consistent across jurisdictions, and they may impose conflicting or uncertain obligations. Compliance with laws, regulations, and directives is a rigorous, costly, and time-intensive process, and we may find it necessary or appropriate to put in place additional mechanisms ensuring compliance with new and changing data protection obligations. Actual or alleged noncompliance with any such laws, regulations, and directives may lead to regulatory investigations, enforcement actions and other proceedings, claims, and litigation, with the potential for significant fines, penalties, and other liabilities in the event of actual or alleged noncompliance. Any of these could adversely affect our business, financial condition and results of operations.

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

We may be subject to claims that former employees or other third parties have an interest in our patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, our Co-Founder and Chief Scientific Officer, Dr. Randall Mrsny, has been and remains an employee of both our company and the University of Bath, and as such, we must ensure that we own our intellectual property that is conceived or developed by Dr. Mrsny and that which he is under obligation to assign to our company. We may have inventorship or ownership disputes arise from conflicting obligations of our founders, employees, consultants, or others who are involved in developing our product candidates or other technologies, such as with the University of Bath. Litigation may be necessary to defend against any claims challenging inventorship or ownership of our patents, trade secrets, or other intellectual property. If the defense of any such claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates and other technologies. Even if we are successful in defending against any such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

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

As of December 31, 2020 and December 31, 2019, we had federal and California net operating loss carryforwards of approximately $156.0 million and $67.9 million, respectively. The federal net operating loss carryforwards arising in the tax year ending December 31, 2017 and earlier tax years will begin to expire in 2036, if not utilized. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our private placements, our IPO in June 2020, and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

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
▪

general economic, industry, political, and market conditions, including the impact of the COVID-19 pandemic and fiscal and monetary stimulus measures to counteract the impact of the COVID-19 pandemic; and

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.

In addition, on June 5, 2020, we filed a registration statement on Form S-8 to register 8,260,587 shares of our common stock reserved for future issuance under our equity compensation plans. As a result, shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to the satisfaction of applicable vesting arrangements and the exercise of such options and, in the case of our affiliates, the restrictions of Rule 144.

Moreover, certain holders of an aggregate of 13,966,292 shares of our common stock will have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act of 1933, as amended (Securities Act) would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

As of March 5, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 77% of our voting stock. As a result, this group of stockholders, if they act together, will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are an “EGC” and the reduced disclosure requirements applicable to EGC may make our common stock less attractive to investors.

We are an “EGC” as defined in the JOBS Act. For so long as we remain an EGC, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (SOX), not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we are no longer an EGC or affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management has devoted and will continue to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an EGC, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. SOX, the Dodd-Frank Wall Street Reform, and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to continue to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to SOX Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

As a public company, we are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended (Exchange Act), including the requirements of SOX Section 404, which require annual management assessments of the effectiveness of our internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to SOX Section 404 until we are no longer an EGC if we continue to take advantage of the exemptions available to us through the JOBS Act.

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

Provisions in our amended and restated certificate of incorporation and bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Therefore, these provisions could adversely affect the price of our common stock. Among other things, our charter documents:

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

General Risk Factors

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer other breakdowns, cyberattacks, or information security breaches that could compromise the confidentiality, integrity, and availability of such systems and data, and affect our reputation.

Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors may be vulnerable to damage, compromise, and unauthorized access owing to a variety of causes, including system malfunction, natural disasters, terrorism, war and telecommunication and electrical failure, and inadvertent or intentional actions by our employees, CROs and other contractors, and/or other third parties, or cyber-attacks by malicious third parties. As the cyber-threat landscape evolves, such cyberattacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering, and/or other means. These risks may increase as a result of COVID-19, owing to an increase in our and our CROs’ and other contractors’ personnel working remotely. If a breakdown, disruption, cyberattack, or other information security breach or security incident were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, which could lead to significant delays or setbacks in our research. For example, the loss of clinical trial data from completed, ongoing, or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, disruptions of, or security breaches or other incidents of, our information technology systems or those of our future CROs and other contractors and consultants could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure or dissemination of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure or dissemination of, personal information, including personal information regarding clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of or access to confidential or proprietary information, including data related to clinical trial subjects or our personnel, or if it were perceived that any of those had occurred, we could incur liability and the further development and commercialization of our product candidates could be delayed. There can be no assurance that we, our CROs or other contractors, or our business counterparts will be successful in efforts to detect, prevent, or fully recover systems or data from all breakdowns, service interruptions, attacks, or breaches of systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive data, which could result in financial, legal, business, or reputational harm to us. Further, notification and follow-up actions related to a security incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. We expect to incur significant costs in an effort to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or other security incident.

We also rely on third parties to manufacture our product candidates, and similar events relating to their information technology systems could also have a material adverse effect on our business. To the extent that any disruption or security incident were to result in any loss, destruction, or alteration of, or damage or unauthorized access to, our data or other information that is processed or maintained for us, or inappropriate disclosure or dissemination of any such information, we could be exposed to claims, litigation, governmental investigations and proceedings, we could face delays in further development and commercialization of our product candidates, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

The insurance we maintain may not be adequate to compensate us for the potential losses arising from any such disruption in or, failure or security breach of, our systems or third-party systems where information important to our business operations or commercial development is stored. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are currently located in South San Francisco, California, where we lease 18,748 square feet of office, research and development, engineering, and laboratory space pursuant to a lease agreement that expires in August 2024. Under the lease agreement, we have two three-year renewal options through August 2030.

In order to accommodate our anticipated growth and requirements in connection with our future development and commercialization efforts, we entered into a sublease agreement for 11,471 square feet for office and laboratory space located in South San Francisco, California. The sublease term expires in May 2022. Under the lease agreement, we have a five-year renewal option through May 2027.

In February 2021, we entered into a new lease agreement. See Note 10. Subsequent Event in Part IV, Item 15 of this Annual Report.

We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently, and were not during the year ended December 31, 2020, a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business and, to the best of management’s knowledge, no such litigation is currently pending or threatened. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “AMTI” since June 5, 2020. Prior to that date, there was no public trading market for our common stock.

Dividend Policy

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination to declare or pay dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions, capital requirements general business conditions and other factors that our board of directors may deem relevant. Our future ability to pay cash dividends on our capital stock may be limited by the terms of any future debt or preferred securities.

Stockholders

As of March 5, 2021, we had 22 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Unregistered Sales of Equity Securities

The following list sets forth information regarding all unregistered securities sold by us since January 1, 2020. No underwriters were involved in the sales and the certificates representing the securities sold and issued contain legends restricting transfer of the securities without registration under the Securities Act or an applicable exemption from registration.

Between January 1, 2020 and June 5, 2020 (the date of the filing of our registration statement on Form S-8), we granted stock options to purchase an aggregate of 2,166,177 shares of our common stock at a weighted average exercise price of $4.61 to certain directors, officers, and employees under the 2016 Equity Incentive Plan (the 2016 Plan).

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

Use of Proceeds from Public Offering of Common Stock

On June 4, 2020, our registration statement on Form S-1 was declared effective by the SEC for our initial public offering of common stock. We began trading on the Nasdaq Global Select Market on June 5, 2020, and the transaction formally closed on June 9, 2020. In connection with our IPO, we issued and sold an aggregate of 12,650,000 shares of our common stock at a price of $14.00 per share, including 1,650,000 shares of our common stock issued and sold in connection with the full exercise by the underwriters of their option to purchase additional shares of common stock. The aggregate offering price for shares sold in our IPO was $177.1 million. The joint book-running managers for the initial public offering were BofA Securities, Inc., Jefferies LLC, and SVB Leerink LLC. After deducting underwriting discounts and commissions and offering costs paid by us of approximately $16.5 million, the net proceeds from the offering were approximately $160.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

There has been no material change in the planned use of proceeds in our IPO as described in our final prospectus filed with the SEC on June 5, 2020 pursuant to Rule 424(b)(4). We invested the funds received in interest-bearing investment-grade securities.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the selected financial data required by Item 301 of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this report.

Overview

We are a clinical-stage biopharmaceutical company leveraging our proprietary technology platform to design and develop a pipeline of novel oral biologic product candidates to treat autoimmune, inflammatory, metabolic, and other diseases. Our proprietary technology platform allows us to exploit existing natural cellular trafficking pathways to facilitate the active transport of diverse therapeutic payloads across the IE barrier. Active transport is an efficient mechanism that uses the cell’s own machinery to transport materials across the IE barrier. We believe that our ability to exploit this mechanism is a key differentiator of our approach. We are developing oral biologic product candidates in patient-friendly dosage forms that are designed for either targeting local GI tissue or entering systemic circulation to precisely address the relevant biology of a disease. We are building a portfolio of oral product candidates based on our technology platform including our most advanced product candidate, AMT-101, a GI-selective oral fusion of IL-10 and our proprietary carrier molecule that has completed a Phase 1b clinical trial in patients with UC. We have initiated Phase 2 clinical trials of AMT-101 in UC and related inflammatory indications. Our second product candidate, AMT-126, is a GI-selective oral fusion of IL-22 and our proprietary carrier molecule currently in development for diseases related to IE barrier function defects driven by activation of the innate immune system. We submitted a CTA for AMT-126 in December 2020 and began dosing healthy volunteers in a Phase 1a clinical trial for AMT-126 in February 2021. Our technology platform enables us to design and develop various oral biologic therapeutic modalities, such as peptides, proteins, full-length antibodies, antibody fragments, and RNA therapeutics, with potentially significant advantages over existing marketed and development-stage drugs.

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

We do not currently have any products approved for sale, and we have not generated any revenue from product sales. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful development of one or more of our product candidates which we expect will take a number of years. Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We intend to build a commercial infrastructure to support sales of our product candidates. We expect to manage sales, marketing and distribution through internal resources and third-party relationships. While we may commit significant financial and management resources to commercial activities, we may also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities.

Manufacturing of protein therapeutics is a complex process and represents a critical path to creating oral biologic therapeutics and a key component of our long-term success. We have spent significant resources to date on developing our current manufacturing processes and know-how to produce sufficient supply and optimize functionality. We have activated a new facility located in South San Francisco where we manufacture clinical drug supply. While we have successfully manufactured AMT-101 and AMT-126 clinical drug supply at our internal facility, we may need to scale our manufacturing operations to manufacture sufficient quantity needed to advance any of our product candidates in preclinical studies and clinical trials. Accordingly, we will be required to make significant investments to expand our manufacturing facilities in the future, and our efforts to scale our internal manufacturing capabilities are subject to risks.

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

Since the date of our incorporation, we have incurred significant losses and negative cash flows from operations. During the year ended December 31, 2020, we incurred a net loss of $66.6 million and used $58.9 million of cash in operations. As of December 31, 2020, we had an accumulated deficit of $139.4 million and do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

To date, we have financed our operations primarily through the private placements of convertible preferred stock and the issuance of common stock upon the completion of our IPO. We completed our IPO in June 2020 and received net proceeds of approximately $160.6 million after deducting underwriting discounts and commissions and offering costs, net of offering costs of $0.2 million paid in 2019.

We expect our expenses will increase significantly in connection with our ongoing activities, as we:

▪	advance product candidates through preclinical studies and clinical trials;
▪	pursue regulatory approval of product candidates;
▪	continue to invest in our technology platform;
▪	seek marketing approvals for any product candidates that successfully complete clinical trials;
▪	implement operational, financial and management information systems;
▪	hire additional personnel;
▪	buildout and expand our in-house manufacturing capabilities;
▪	continue to operate as a public company;
▪	expand our pipeline of product candidates;
▪	obtain, maintain, expand, and protect our intellectual property portfolio; and
▪	establish a sales, marketing, and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval and related commercial manufacturing build-out.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments will be sufficient to fund our planned operations through at least the next 12 months. We have based this projection on assumptions that may be inaccurate and as a result, we may utilize our capital resources sooner than we expect.

COVID-19

As a result of the COVID-19 pandemic, we could experience disruptions that severely impact our business. For example, the COVID-19 pandemic could result in delays to our clinical trials and preclinical studies for numerous reasons including difficulties in enrolling patients or healthy volunteers, diversion of healthcare resources away from the conduct of clinical trials, delays in receiving regulatory authorities to initiate clinical trials, and delays in receiving supplies to conduct clinical trials and preclinical studies. As of December 31, 2020, we were not aware of any contingencies and no estimates were recorded on our financial statements. In addition, future developments from the COVID-19 pandemic are highly uncertain and cannot be predicted.

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

To date, the vast majority of these expenses have been incurred to advance our most advanced product candidate, AMT-101. We expect that significant additional spending will be required to progress AMT-101 through the remainder of the clinical development phases. These expenses will primarily consist of expenses for the administration of clinical studies as well as manufacturing costs for clinical material supply.

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

Research and development expenses are recognized as they are incurred. If deposits are required by external vendors, the non-current portion of the deposit is included as a prepaid expense until the related services are provided.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation expense) for personnel in executive, finance, accounting, corporate development, and other administrative functions. General and administrative expenses also include legal fees, professional fees paid for accounting, auditing, consulting, tax, and investor relations services, insurance costs, and facility costs not otherwise included in research and development expenses, and public company expenses such as costs associated with compliance with the rules and regulations of the SEC and those of the Nasdaq Stock Market.

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

Results of Operations

Comparisons of the Years Ended December 31, 2020 and 2019

	Year Ended December 31,
(in thousands)	2020	2019	Change
Operating expenses:
Research and development	$53,936	$24,316	$29,620
General and administrative	12,746	3,974	8,772
Total operating expenses	66,682	28,290	38,392
Loss from operations	(66,682)	(28,290)	(38,392)
Interest income, net	229	273	(44)
Other expense, net	(111)	(26)	(85)
Net loss	$(66,564)	$(28,043)	$(38,521)

Research and Development Expenses

Research and development expenses were $53.9 million for the year ended December 31, 2020, compared to $24.3 million for the year ended December 31, 2019. The overall increase in research and development expenses was primarily related to higher expenses associated with clinical trials, preclinical studies, materials, compensation, contract manufacturing and facilities related expenses. In particular, clinical, preclinical and materials expenses increased primarily due to progressing our most advanced product candidate, AMT-101, through the completion of Phase 1 studies, initiating AMT-101 Phase 2 studies, and progressing AMT-126 through the initiation of AMT-126 Phase 1 studies. The following table sets forth the primary external and internal research and development expenses for the periods presented below (in thousands).

	Year Ended December 31,
	2020	2019	Change
External expenses:
Clinical trials	$13,644	$5,084	$8,560
Materials	7,168	2,204	4,964
Preclinical studies	5,990	1,874	4,116
Contract manufacturing	4,280	3,498	782
Other research and development	1,913	1,504	409
Internal expenses:
Personnel	13,431	6,184	7,247
Equipment, depreciation, and facility	7,510	3,968	3,542
Total research and development expenses	$53,936	$24,316	$29,620

General and Administrative Expenses

General and administrative expenses were $12.7 million for the year ended December 31, 2020 compared to $4.0 million for the year ended December 31, 2019. The increase in general and administrative expenses was primarily related to an increase of $3.4 million in personnel and administrative costs due to an increase in headcount and an increase of $4.9 million in professional fees.

Interest Income, Net

Interest income, net was comparable for the year ended December 31, 2020 and the year ended December 31, 2019.

Other Income, Net

Other income, net was $0.1 million for the year ended December 31, 2020, compared to less than $0.1 million for the year ended December 31, 2019. For both fiscal 2019 and fiscal 2020, Other income, net primarily consists of realized gains on foreign currency transactions.

Liquidity and Capital Resources

We believe that our existing cash, cash equivalents, and investments as of December 31, 2020 will be sufficient to fund our current operating plan through at least the next 12 months.

Since the date of our incorporation, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. Our operations have been financed primarily by net proceeds from sales of our convertible preferred stock and common stock through our IPO. As of December 31, 2020, we had an accumulated deficit of $139.4 million. As of December 31, 2020, we had cash, cash equivalents, and investments of $129.9 million.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(58,894)	$(26,967)
Net cash used in investing activities	(109,286)	(22,134)
Net cash provided by financing activities	161,296	41,648
Net decrease in cash, cash equivalents and restricted cash	$(6,884)	$(7,453)

Cash Used in Operating Activities

For the year ended December 31, 2020, net cash used in operating activities was $58.9 million, which consisted of a net loss of $66.6 million, offset by a net increase of $2.9 million in our net operating assets and liabilities and $4.8 million in non-cash charges. The net increase in our operating assets and liabilities was primarily due to net increases of $3.5 million in accounts payable and accrued expenses and a decrease of $0.5 million in other assets, partially offset by a net decrease of $1.1 million in prepaid expenses and other current assets. The non-cash charges primarily consisted of stock-based compensation expense of $3.1 million and depreciation of $1.8 million, partially offset by net accretion of discounts on investments of $0.1 million.

For the year ended December 31, 2019, net cash used in operating activities was $27.0 million, which consisted of a net loss of $28.0 million and a net decrease of $0.1 million in our net operating assets and liabilities, offset by $1.1 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $0.6 million and an increase in other assets of $0.5 million, partially offset by a decrease of $1.0 million in accrued expenses. The non-cash charges primarily consisted of depreciation of $0.7 million and stock-based compensation expense of $0.5 million.

Cash Used in Investing Activities

For the year ended December 31, 2020, cash used in investing activities was $109.3 million related primarily to the purchase of investments of $188.2 million, the purchase of property and equipment of $5.3 million, offset by the sales and maturities of investments of $84.2 million.

For the year ended December 31, 2019, cash used in investing activities was $22.1 million related primarily to the purchase of investments of $20.6 million, the purchase of property and equipment of $2.1 million, offset by the sales and maturities of investments of $0.6 million.

Cash Provided by or Used in Financing Activities

For the year ended December 31, 2020, cash provided by financing activities was $161.3 million, consisting primarily of net proceeds of $160.8 million received from the issuance of common stock in our IPO and proceeds received from the stock option exercises of $0.6 million, offset by principal payments for the capital lease of $0.1 million.

For the year ended December 31, 2019, cash provided by financing activities was $41.6 million, consisting primarily of net proceeds received from the issuance of convertible preferred stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2020 (in thousands):

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 years	Total
Operating lease commitments (1)	$2,123	$3,156	$1,000	$—	$6,279
Capital lease commitments (2)	274	425	—	—	699
Total	$2,397	$3,581	$1,000	$—	$6,978

(1)	Payments due for our headquarters and manufacturing facility
(2)	Payments due for certain laboratory equipment

Total minimum future lease payments of approximately $47.2 million for a lease that has not commenced as of December 31, 2020 is not included in the table above or in the lease liability in financial statements, as we do not yet have control of the underlying asset. The lease is expected to commence in October 2021 with a base lease term of eight years.

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

While our significant accounting policies are described in the notes to our financial statements appearing elsewhere in this Annual Report, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses include personnel and labor costs related to clinical trials, preclinical studies, contract manufacturing and facilities for laboratory space used for research and development activities.

Accrued Research and Development Expenses

We record accruals for estimated costs of research, preclinical and manufacturing development within accrued expenses in our balance sheets which are significant components of research and development expenses. A substantial portion of our ongoing research and development activities is conducted by third-party service providers, including CROs and CDMOs. Our contracts with the CROs and CDMOs generally include fees such as initiation fees, reservation fees, costs related to animal studies and safety tests, verification run costs, materials and reagents expenses, taxes, etc. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. We accrue the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. We determine the estimated costs through discussions with internal personnel and external service providers as to the progress, or stage of completion or actual timeline of the services and the agreed-upon fees to be paid for such services.

If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust accrued expenses or prepaid expenses accordingly, which impact research and development expenses. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of research and development expenses.

Stock-Based Compensation Expense

We account for stock-based compensation expense by measuring and recognizing compensation expense for all share-based awards made to employees and non-employees based on estimated grant-date fair values. We use the straight-line method to allocate compensation cost to reporting periods over the requisite service period, which is generally the vesting period. We recognize actual forfeitures by reducing the stock-based compensation expense in the same period as the forfeitures occur. We estimate the fair value of share-based awards to employees and non-employees using the Black-Scholes option-pricing valuation model. The Black-Scholes model requires the input of subjective assumptions, including fair value of common stock, expected term, expected volatility, risk-free interest rate, and expected dividend yield, which are described in greater detail below.

Estimating the fair value of equity-classified awards as of the grant date using the Black-Scholes option pricing model is affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. These inputs are as follows:

•

Fair value of common stock—Prior to our IPO, as there has been no public market for our common stock, the fair value of our common stock was determined by our board of directors based in part on valuations of our common stock prepared by a third-party valuation firm. Subsequent to our IPO, the fair value of our common stock is determined based upon the closing market price on the date of grant.

•

Expected term—The expected term represents the period that our options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock option grants.

•

Expected volatility—Since we do not have enough trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, life cycle stage, or area of specialty. We will continue to apply this process until enough historical information regarding the volatility of our own stock price becomes available.

•	Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the options.
•	Expected dividend yield—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

For options granted to non-employee consultants, the fair value of these options is also measured using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected term which is assumed to be the remaining contractual life of the option.

We will continue to use judgment in evaluating the expected volatility, expected terms, and interest rates utilized for our stock-based compensation expense calculations on a prospective basis.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2020, we had cash, cash equivalents, and investments of $129.9 million, consisting of U.S. Treasury securities and interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents, and investments. We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

There was no material foreign currency risk for the year ended December 31, 2020.

Item 8. Financial Statements and Supplementary Data.

The financial statements and related financial statement schedules required to be filed are listed in Part IV, Item 15 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date our disclosure controls and procedures were effective at a reasonable assurance level (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted during the transition period for newly public companies under the rules of the SEC. For as long as we are an EGC, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting. When we lose our status as an EGC and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the year ended December 31, 2020, identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

Item 11. Executive Compensation.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

Item 14. Principal Accounting Fees and Services.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits:

The list of exhibits filed with this Annual Report is set forth in the Exhibit Index preceding the signature page and is incorporated herein by reference or filed with this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39306	3.1	June 9, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39306	3.2	June 9, 2020

4.1	Amended and Restated Investors' Rights Agreement, dated September 30, 2019.	S-1	333-238464	4.1	May 18, 2020

4.2	Specimen common stock certificate of the Registrant.	S-1	333-238464	4.2	May 18, 2020

4.3	Description of Securities.	Filed herewith

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-238464	10.1	May 18, 2020

10.2+	2015 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-238464	10.2	May 18, 2020

10.3+	2016 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-238464	10.3	May 18, 2020

10.4+*	2020 Equity Incentive Plan and forms of agreement thereunder.	Filed herewith

10.5+	2020 Employee Stock Purchase Plan.	Filed herewith

10.6+	Executive Incentive Compensation Plan.	S-1/A	333-238464	10.6	June 1, 2020

10.7+	Outside Director Compensation Policy.	S-1/A	333-238464	10.7	June 1, 2020

10.8+	Senior Executive Change in Control and Severance Policy.	S-1/A	333-238464	10.15	June 1, 2020

10.9+	Confirmatory Employment Letter, by and between the Registrant and Tahir Mahmood, effective as of June 1, 2020.	S-1/A	333-238464	10.8	June 1, 2020

10.10+	Confirmatory Employment Letter, by and between the Registrant and Bittoo Kanwar, effective as of June 1, 2020.	S-1/A	333-238464	10.9	June 1, 2020

10.11+	Confirmatory Employment Letter, by and between the Registrant and Elizabeth Bhatt, effective as of June 1, 2020.	S-1/A	333-238464	10.10	June 1, 2020

10.12+	Confirmatory Employment Letter, by and between the Registrant and Randall Mrsny, effective as of June 1, 2020.	S-1/A	333-238464	10.11	June 1, 2020

10.13+	Confirmatory Employment Letter, by and between the Registrant and Shawn Cross, effective as of June 1, 2020.	S-1/A	333-238464	10.12	June 1, 2020

10.14+	Confirmatory Employment Letter, by and between the Registrant and Brandon Hants, effective as of June 1, 2020.	S-1/A	333-238464	10.13	June 1, 2020

10.15+	Offer Letter dated November 24, 2020 by and between the Registrant and Doug Rich.	Filed herewith

10.16	Lease Agreement between AP3-SF2 CT South, LLC, dated December 18, 2016.	S-1	333-238464	10.12	May 18, 2020

10.17	Lease Agreement between ARE-East Jamie Court, LLC and Applied Molecular Transport Inc. dated February 5, 2021.	8-K	001-39306	10.1	February 10, 2021

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (reference is made to the signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

+Indicates management contract or compensatory plan.

† The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

* Corrects previously filed version of the 2020 Equity Incentive Plan to include the forms thereunder.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Applied Molecular Transport Inc.

Date: March 19, 2021	By:	/s/ Tahir Mahmood
Tahir Mahmood, Ph.D.
Co-Founder and Chief Executive Officer

Date: March 19, 2021	By:	/s/ Shawn Cross
Shawn Cross
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tahir Mahmood and Shawn Cross and each of them as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tahir Mahmood	Co-Founder and Chief Executive Officer (Principal Executive Officer)	March 19, 2021
Tahir Mahmood, Ph.D.

/s/ Shawn Cross	Chief Financial Officer (Principal Financial Officer)	March 19, 2021
Shawn Cross

/s/ Brandon Hants	Senior Vice President, Finance and Business Operations (Principal Accounting Officer)	March 19, 2021
Brandon Hants

/s/ Helen Kim	Chair of the Board	March 19, 2021
Helen Kim

/s/ Graham Cooper	Director	March 19, 2021
Graham Cooper

/s/ David Lamond	Director	March 19, 2021
David Lamond

/s/ Randall Mrsny	Co-Founder, Chief Scientific Officer and Director	March 19, 2021
Randall Mrsny, Ph.D.

/s/ Aaron VanDevender	Director	March 19, 2021
Aaron VanDevender, Ph.D.

APPLIED MOLECULAR TRANSPORT INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Applied Molecular Transport Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Applied Molecular Transport Inc. (the "Company") as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Francisco, California

March 19, 2021

We have served as the Company’s auditor since 2019.

APPLIED MOLECULAR TRANSPORT INC.

Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$5,843	$12,727
Short-term investments	124,026	19,676
Prepaid expenses	1,311	532
Deferred offering costs	—	366
Other current assets	321	152
Total current assets	131,501	33,453
Property and equipment, net	8,447	4,091
Long-term investments	—	249
Restricted cash	108	108
Other assets	127	632
Total assets	$140,183	$38,533
Liabilities, convertible preferred stock and stockholders’ equity (deficit):
Current liabilities:
Accounts payable	$3,174	$2,666
Accrued expenses	4,173	1,315
Deferred rent, current	83	13
Capital lease obligations, current	232	42
Total current liabilities	7,662	4,036
Deferred rent	444	526
Capital lease obligations	404	58
Total liabilities	8,510	4,620
Commitments and contingencies (Note 6)
Series A convertible preferred stock, $0.0001 par value, 0 shares authorized, issued and outstanding as of December 31, 2020 and 5,157,213 shares authorized, issued and outstanding as of December 31, 2019; liquidation value of $0 and $33,000 as of December 31, 2020 and 2019, respectively	—	32,826
Series B convertible preferred stock, $0.0001 par value, 0 shares authorized, issued and outstanding as of December 31, 2020 and 3,992,919 shares authorized, issued and outstanding as of December 31, 2019; liquidation value of $0 and $31,025 as of December 31, 2020 and 2019, respectively	—	30,921
Series C convertible preferred stock, $0.0001 par value, 0 shares authorized, issued and outstanding as of December 31, 2020 and 4,816,160 shares authorized, issued and outstanding as of December 31, 2019; liquidation value of $0 and $41,949 as of December 31, 2020 and 2019, respectively	—	41,868
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 450,000,000 and 32,000,000 shares authorized as of December 31, 2020 and 2019, respectively; 35,121,360 and 7,360,738 shares issued and outstanding as of December 31, 2020 and 2019, respectively	4	1
Additional paid-in capital	271,000	1,078
Accumulated other comprehensive income	27	13
Accumulated deficit	(139,358)	(72,794)
Total stockholders’ equity (deficit)	131,673	(71,702)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$140,183	$38,533

The accompanying notes are an integral part of these financial statements.

APPLIED MOLECULAR TRANSPORT INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$53,936	$24,316
General and administrative	12,746	3,974
Total operating expenses	66,682	28,290
Loss from operations	(66,682)	(28,290)
Interest income, net	229	273
Other expense, net	(111)	(26)
Net loss	$(66,564)	$(28,043)
Net loss per share, basic and diluted	$(2.91)	$(3.81)
Weighted-average shares of common stock outstanding, basic and diluted	22,878,325	7,360,738
Comprehensive loss:
Net loss	$(66,564)	$(28,043)
Other comprehensive income (loss):
Net unrealized gains on investments	33	13
Amounts recognized for net realized gain included in net loss	(19)	—
Total comprehensive loss	$(66,550)	$(28,030)

The accompanying notes are an integral part of these financial statements.

APPLIED MOLECULAR TRANSPORT INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

										Accumulated
	Convertible Preferred Stock								Additional	Other		Total
	Series A		Series B		Series C		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
As of December 31, 2018	5,157,213	$32,826	3,992,919	$30,921	—	$—	7,360,738	$1	$610	$—	$(44,751)	$(44,140)
Issuance of Series C convertible preferred stock, net of issuance costs of $81	—	—	—	—	4,816,160	41,868	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	468	—	—	468
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	—	—	—	—	(28,043)	(28,043)
As of December 31, 2019	5,157,213	32,826	3,992,919	30,921	4,816,160	41,868	7,360,738	1	1,078	13	(72,794)	(71,702)
Conversion of convertible preferred stock into common stock	(5,157,213)	(32,826)	(3,992,919)	(30,921)	(4,816,160)	(41,868)	13,966,292	1	105,614	—	—	105,615
Issuance of common stock upon initial public offering, net of underwriters’ commission and issuance costs of $16,477	—	—	—	—	—	—	12,650,000	1	160,622	—	—	160,623
Exercise of common stock options	—	—	—	—	—	—	1,144,330	1	630	—	—	631
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,056	—	—	3,056
Net unrealized gains on investments	—	—	—	—	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	—	—	—	—	(66,564)	(66,564)
As of December 31, 2020	—	$—	—	$—	—	$—	35,121,360	$4	$271,000	$27	$(139,358)	$131,673

The accompanying notes are an integral part of these financial statements.

APPLIED MOLECULAR TRANSPORT INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019
Operating activities
Net loss	$(66,564)	$(28,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,056	468
Depreciation	1,842	706
Loss on disposal of property and equipment	2	—
Net accretion of discounts on investments	(116)	—
Changes in operating assets and liabilities:
Prepaid expenses	(779)	(316)
Other current assets	(315)	(98)
Other assets	505	(468)
Accounts payable	840	(363)
Accrued expenses	2,647	1,009
Deferred rent, current	70	13
Capital lease obligations, current	—	42
Deferred rent	(82)	25
Capital lease obligations	—	58
Net cash used in operating activities	(58,894)	(26,967)
Investing activities
Purchases of investments	(188,207)	(20,620)
Proceeds from sales and maturities of investments	84,236	639
Purchases of property and equipment	(5,315)	(2,153)
Net cash used in investing activities	(109,286)	(22,134)
Financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriters' commission	164,703	—
Payment of issuance costs for initial public offering	(3,948)	—
Proceeds from exercise of common stock options	631	—
Principal payments on capital lease obligations	(90)	(88)
Proceeds from issuance of convertible preferred stock	—	41,868
Payment of issuance costs for convertible preferred stock	—	(132)
Net cash provided by financing activities	161,296	41,648
Net decrease in cash, cash equivalents and restricted cash	(6,884)	(7,453)
Cash, cash equivalents and restricted cash beginning of year	12,835	20,288
Cash, cash equivalents and restricted cash end of year	$5,951	$12,835
Supplemental cash flow data:
Cash paid for interest on capital lease obligations	$14	$2
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$105,615	$—
Equipment acquired through capital lease	$626	$—
Property and equipment included in accrued expenses and accounts payable	$506	$394
Issuance costs for initial public offering included in accounts payable	$—	$234

The accompanying notes are an integral part of these financial statements.

APPLIED MOLECULAR TRANSPORT INC.

Notes to the Financial Statements

1. Organization and Principal Activities

Business Description

Applied Molecular Transport Inc. (the Company) is a clinical-stage biopharmaceutical company leveraging its proprietary technology platform to design and develop a pipeline of novel oral biologic product candidates to treat autoimmune, inflammatory, metabolic, and other diseases. The Company is building a portfolio of oral product candidates based on its technology platform including its most advanced product candidate, AMT-101, a gastrointestinal (GI)-selective oral fusion of interleukin-10 (IL-10) and our proprietary carrier molecule that has completed a Phase 1b clinical trial in patients with ulcerative colitis (UC). The Company has initiated Phase 2 clinical trials of AMT-101 in UC and related inflammatory indications. The Company’s second product candidate, AMT-126, is a GI-selective oral fusion of interleukin-22 (IL-22) and the Company’s proprietary carrier molecule currently in development for diseases related to intestinal epithelium (IE) barrier function defects driven by activation of the innate immune system. The Company’s technology platform enables it to design and develop various oral biologic therapeutic modalities, such as peptides, proteins, full-length antibodies, antibody fragments, and ribonucleic acid (RNA) therapeutics, with potentially significant advantages over existing marketed and development-stage drugs.

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

Initial Public Offering

On June 4, 2020, the Company’s registration statement on Form S-1 (File No. 333-238464) relating to its initial public offering (IPO) of common stock became effective. The IPO closed on June 9, 2020 at which time the Company issued an aggregate of 12,650,000 shares of its common stock at a price of $14.00 per share which included 1,650,000 shares of common stock issued in connection with the full exercise by the underwriters of their option to purchase additional shares of common stock. In addition, immediately prior to the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 13,966,292 shares of common stock. The aggregate offering price for shares sold in the IPO was $177.1 million. After deducting underwriting discounts and commissions of $12.4 million and offering costs paid by the Company of $4.1 million, the net proceeds from the offering were approximately $160.6 million, net of offering costs of $0.2 million paid in 2019.

Liquidity and Capital Resources

Management believes that its existing cash, cash equivalents, and investments as of December 31, 2020 will be sufficient to allow the Company to fund its current operating plan through at least the next 12 months.

The Company has incurred significant losses and negative cash flows from operations since its inception. As of December 31, 2020, the Company had an accumulated deficit of $139.4 million and does not expect positive cash flows from operations in the foreseeable future. The Company expects to incur significant and increasing losses until regulatory approval is granted and successful commercialization is achieved for any of its product candidates. Regulatory approval is not guaranteed and may never be obtained. The Company has historically financed its operations primarily through private placements of its convertible preferred stock and sale of common stock upon the completion of the IPO. The Company may seek to raise capital through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

Risks and Uncertainties

Since the COVID-19 virus was reported in December 2019 in Wuhan, China, the virus has spread extensively throughout the world, resulting in the World Health Organization characterizing COVID-19 as a pandemic. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. Beginning the week of March 16th, 2020, the majority of the Company’s workforce began working from home. Disruptions caused by the COVID-19 pandemic, including the effects of the stay-at-home orders and work-from-home policies, have impacted productivity, have resulted in increased operational expenses, certain adjustments to the operations of the Company’s clinical trial, the suspension of enrollment of new patients at the Company’s clinical trial site, and delays in certain supply chain activities and collecting and analyzing data from patients in the Company’s clinical trial, and may further disrupt the business and delay the development programs and regulatory timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct business in the ordinary course. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of the clinical trial and other related business activities. The Company is carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on our financial condition and results of operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. Assets and liabilities reported in the Company’s balance sheet and expenses and income reported are affected by estimates and assumptions, which are used for, but are not limited to, determining the fair value of assets and liabilities, including research and development expenses, common stock valuation, income tax uncertainties, and measurement of stock-based compensation expense. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic. Actual results could differ from such estimates or assumptions.

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

Restricted Cash

The Company has cash in a collateral account related to a letter of credit issued on behalf of the Company for the security deposit on the subleased property in South San Francisco. As of December 31, 2020, the collateralized cash in connection with the letter of credit was classified as restricted cash on the balance sheet based on the terms of the sublease agreement. The sublease term expires in May 2022 unless extended. Subsequent to December 31, 2020, the Company established a second collateral account related to a new lease it entered into. See Note 10. Subsequent Event.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows (in thousands):

	As of December 31,
	2020	2019
Cash and cash equivalents	$5,843	$12,727
Restricted cash	108	108
Total cash, cash equivalents and restricted cash	$5,951	$12,835

Investments

The Company’s investments have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded on the balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive income. The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income, net. The Company classifies its investments as short or long term primarily based on the remaining contractual maturity of the securities.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss is recognized when the remaining book value of an asset is not recoverable. There was no impairment of long-lived assets during the years ended December 31, 2020 and 2019.

Leases

The Company may enter into lease agreements that are classified as either operating or capital leases under Accounting Standards Codification (ASC) 840, Leases. The Company records rent expense on a straight-line basis over the life of the lease from the date that it obtains the legal right to use and control the leased space. In cases where there is a free rent period or future fixed rent escalations, the Company records a deferred rent liability. Deferred rent consists of the difference between cash payments and the rent expense recognized. Building improvements are capitalized as leasehold improvements and included in property and equipment in the balance sheet. Capital lease assets are recorded separately on the balance sheet at their carrying value, net of accumulated depreciation. Depreciation on capital lease assets is recorded using the straight-line method.

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

Stock-Based Compensation Expense

The Company maintains an equity incentive plan as a long-term incentive for employees, consultants, and directors. The plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock grants, and restricted stock units. As of December 31, 2020 and 2019, no stock appreciation rights, restricted stock grants, restricted stock units or performance-based awards were issued.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns subject to a determinable valuation allowance.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2020 and 2019, the Company recorded a full valuation allowance on its deferred tax assets.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. It is the Company’s policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

•	Level 1—Quoted prices in active markets for identical assets and liabilities;
•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of December 31, 2020 and 2019, fair value measurements consisted mainly of cash equivalents and investments. The carrying amounts of these instruments approximate their fair value.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the period. Other comprehensive income (loss) consists of unrealized gains on investments and amounts recognized for net realized gain included in net loss.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting, and filing fees directly related to the IPO, were capitalized and offset against proceeds from the IPO upon the completion of the offering. For the year ended December 31, 2019, $0.4 million of deferred offering costs were incurred. Upon completion of the IPO in June 2020, approximately $4.1 million of deferred offering costs were offset against the IPO proceeds classified in additional paid-in capital.

Emerging Growth Company Status

The Company is an emerging growth company (EGC) as defined in the JOBS Act and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards.

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

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASU 2016-02), which for operating leases requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments in its balance sheet. The guidance also requires a lessee to recognize single lease costs, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. Additionally, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which offers a practical expedient for transitioning at the adoption date. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) : Effective Dates, which extends the effective date of ASU 2016-02 for non-public business entities, including smaller reporting companies, to fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company will adopt the new guidance as of January 1, 2021. The Company has performed its assessment of the guidance and identified the population of contracts to be evaluated upon adoption. The Company believes that the most significant changes to the financial statements will relate to the recognition of right-of-use assets and offsetting lease liabilities in the balance sheet for operating leases. The impact on the balance sheet will be based on the population of operating leases at adoption and the incremental borrowing rate to be applied which is still being finalized.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance contains improvements to the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. The guidance also contains Codifications that are varied in nature and may affect the application of the guidance in cases in which the original guidance may have been unclear. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-10 to have a material impact on its financial statements.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. This ASU also includes guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted this ASU effective January 1, 2020 on a prospective basis. The adoption did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework (Topic 820) – Changes to the Disclosure Requirements for Fair Value Measurement, which amended Accounting Standards Codification 820, Fair Value Measurement. This standard modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The Company adopted this ASU effective January 1, 2020. The adoption did not have a material impact on the Company’s financial statements and related disclosures.

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

3. Fair Value Measurements

As of December 31, 2020 and 2019, the Company held $124.0 million and $19.9 million, respectively, of investment securities, comprised of U.S. Treasury securities.

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

The unrealized losses on short-term investments as of December 31, 2020 were insignificant. The Company does not believe that these unrealized losses are credit related but are rather a reflection of current market yields and/or current marketplace bid/ask spreads. The Company has not recognized an allowance for credit losses as of December 31, 2020.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2020 (in thousands):

		December 31, 2020
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money Market Funds Invested in U.S. government obligations (1)	Level 1	$4,844	$—	$—	$4,844
Short-term and long-term investments
U.S. Treasury securities	Level 2	123,998	28	—	124,026
Total		$128,842	$28	$—	$128,870

(1)	Included in cash and cash equivalents on the balance sheet

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2019 (in thousands):

		December 31, 2019
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money Market Funds Invested in U.S. government obligations (1)	Level 1	$69	$—	$—	$69
Short-term and long-term investments
U.S. Treasury securities	Level 2	19,912	13	—	19,925
Total		$19,981	$13	$—	$19,994

(1)	Included in cash and cash equivalents on the balance sheet

There were no transfers between Levels 1, 2, or 3 during the years ended December 31, 2020 and 2019, respectively.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2020	2019
Laboratory and manufacturing equipment	$8,022	$3,062
Leasehold improvements	2,550	242
Capital leases	959	188
Computer and office equipment	201	202
Construction in progress	162	2,080
	11,894	5,774
Accumulated depreciation	(3,447)	(1,683)
Total property and equipment, net	$8,447	$4,091

Depreciation was $1.8 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively.

Capital leases consisted of laboratory and manufacturing equipment subject to capital leases. Depreciation on capital lease assets was insignificant for the years ended December 31, 2020 and 2019, respectively. Accumulated depreciation on capital lease assets was $0.1 million as of December 31, 2020 and insignificant as of December 31, 2019.

There were insignificant disposals during the year ended December 31, 2020.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Compensation expense	$2,389	$694
Research and development expense	1,303	621
Professional services	241	—
Property and equipment	125	—
Other	115	—
Total accrued expenses	$4,173	$1,315

Accrued research and development expenses were primarily related to clinical trials, preclinical studies, contract manufacturing, and materials.

5. Capital Structure

Common Stock

As of December 31, 2020 and 2019, the Company was authorized to issue 450,000,000 shares and 32,000,000 shares of $0.0001 par value common stock, respectively. Common stockholders are entitled to dividends if and when declared by the Board of Directors of the Company (Board of Directors). The holder of each share of common stock is entitled to one vote. Since the Company’s inception, no dividends have been declared or paid by the Company.

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	December 31,
	2020	2019
Stock options, issued and outstanding	3,506,599	2,143,368
Stock options, authorized for future issuance	3,369,246	1,435,402
Employee stock purchase plan, available for future grants	314,006	—
Series A convertible preferred stock	—	5,157,213
Series B convertible preferred stock	—	3,992,919
Series C convertible preferred stock	—	4,816,160
Total	7,189,851	17,545,062

Convertible Preferred Stock

Issued and outstanding convertible preferred stock and its principal terms as of December 31, 2019 were as follows (in thousands, except for share and per share amounts):

	As of December 31, 2019
Series	Shares Authorized	Shares Issued and Outstanding	Original Issue Price Per Share	Aggregate Liquidation Amount	Net Carrying Value
Series A	5,157,213	5,157,213	$6.3988	$33,000	$32,826
Series B	3,992,919	3,992,919	$7.7700	31,025	30,921
Series C	4,816,160	4,816,160	$8.7100	41,949	41,868
Total	13,966,292	13,966,292		$105,974	$105,615

Immediately prior to the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock converted into 13,966,292 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of convertible preferred stock outstanding as of December 31, 2020.

Optional Conversion

Each share of convertible preferred stock was convertible, at the option of the holder, into such number of fully paid shares of common stock as is determined by dividing the original issue price by the conversion price in effect at the time of conversion. As of December 31, 2019 and prior to the closing of the IPO, the initial conversion price per share of convertible preferred stock was equivalent to the original issue price and as such convert on a one-for-one basis prior to any adjustments.

The respective applicable conversion price was subject to adjustment upon any future stock splits or stock combinations, reclassifications or exchanges of similar stock, upon a reorganization, merger or consolidation of the Company, upon the issuance or sale by the Company of common stock for consideration less than the applicable conversion price.

Mandatory Conversion

Each share of Series A, Series B and Series C was automatically convertible into the number of shares of common stock determined in accordance with the conversion rate upon the earlier of (i) the closing of an IPO in which the offering price per share was not less than $13.065 (as adjusted for recapitalizations) and the aggregate gross cash proceeds were at least $50.0 million, or (ii) written request for such conversion from the holders of a majority shares of convertible preferred stock then outstanding, voting together as a single class. Mandatory conversion pursuant to the clause (ii) also required a separate approval from the holders of a majority of Series B and the holders of a majority of Series C then outstanding.

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of convertible preferred stock was entitled to receive, out of the assets of the Company, prior and in preference to any distribution to the holders of the common stock, an amount equal to the original issuance prices of each series and all declared but unpaid dividends, if any.

If the assets and funds to be distributed among the holders of convertible preferred stock were insufficient to permit the payment to such holders, then the entire assets and funds of the Company legally available for distribution would  have been distributed ratably among the holders of convertible preferred stock in proportion to the preferential amount each such holder is otherwise entitled to receive.

After the payment to the holders of convertible preferred stock of the full preferential amount specified above, any remaining assets of the Company would have been distributed pro rata among the holders of common stock.

Dividends

The holders of the outstanding shares of convertible preferred stock were entitled to receive noncumulative dividends of $0.5119 per share of Series A, $0.6216 per share of Series B, and $0.6968 per share of Series C if and when declared by the Board of Directors. Such dividends were payable in preference to any dividends for common stock declared by the Board of Directors.

No dividends were declared between date of incorporation and prior to the closing of the IPO.

Voting

Each holder of convertible preferred stock was entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock could then be converted as of the record date.

The holders of Series A, Series B and Series C each voting as a separate series, were entitled to elect one director to the Board of Directors. Additionally, holders of common stock, voting as a separate class, had the right to elect two directors to the Board of Directors. All common and preferred stockholders, voting together as a single class on an as-converted basis, were entitled to elect the balance of the total number of directors to the Board of Directors.

6. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2020 and 2019, and no material legal proceedings are subsequently outstanding or pending.

 Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. The Company also maintains director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2020 and 2019.

Operating Leases

In December 2016, the Company entered into an operating lease agreement for its principal office in South San Francisco, California. The lease term expires in August 2024. Under the lease agreement, the Company has two three-year renewal options through August 2030.

In October 2019, the Company entered into a sublease, as lessee, for office and laboratory space in South San Francisco, California. The sublease term expires in May 2022. Under the lease agreement, the Company has a five-year renewal option through May 2027.

In September 2020, the Company entered into a lease agreement for warehouse space in South San Francisco, California. The lease term expires in September 2021. Under the lease agreement, the Company has two six-month renewal options through September 2022.

In February 2021, the Company entered into a new lease agreement. See Note 10. Subsequent Event.

Rent expense was $2.0 million and $1.5 million for the years ended December 31, 2020 and 2019, respectively.

Capital Leases

During 2020, the Company commenced a new capital lease for certain laboratory equipment. The Company entered the agreement for this lease during 2019.

During 2019, the Company entered into two capital lease agreements for certain laboratory equipment.

As of December 31, 2020, the Company’s future minimum payments under noncancelable leases were as follows (in thousands):

Year Ending December 31,	Operating Lease Commitments	Capital Lease Commitments	Total
2021	$2,123	$274	$2,397
2022	1,699	254	1,953
2023	1,457	171	1,628
2024	1,000	—	1,000
Thereafter	—	—	—
Total future minimum lease payments	$6,279	$699	$6,978

 COVID-19

The full extent of the impact of the COVID-19 pandemic on financial markets, economies worldwide and our business is highly uncertain. As of December 31, 2020, the Company was not aware of any contingencies and no estimates were recorded on its financial statements as a result of COVID-19.

7. Income Taxes

No provision for, or benefit from, income taxes was recorded for the years ended December 31, 2020 and 2019. The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty regarding the realization of such assets. All losses to date have been incurred domestically.

The effective income tax rate of the Company’s provision for income taxes differed from the federal statutory rate as follows:

	Year Ended December 31,
	2020	2019
Statutory income tax rate	21.0%	21.0%
Stock-based compensation expense	8.2	(0.3)
Tax credits	1.8	4.7
State income tax	1.2	9.8
Other	—	(0.1)
Valuation allowance	(32.2)	(35.1)
Total effective income tax rate	—%	—%

Significant components of deferred tax assets for federal and state income taxes were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$37,785	$19,214
Tax credits	5,805	3,545
Accrued expenses	617	345
Stock-based compensation expense	350	52
Other current assets	6	6
Total deferred tax assets	44,563	23,162
Deferred tax liabilities:
Property and equipment, net	—	(25)
Total deferred tax liabilities	—	(25)
Valuation allowance	(44,563)	(23,137)
Net deferred tax assets	$—	$—

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The tax relief measures under the CARES Act for businesses include a five-year net operating loss carryback, suspension of the annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. None of the tax relief measures had a current material effect on the Company.

Realization of future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Due to the Company’s history of operating losses and future sources of taxable income, the Company believes that the recognition of the deferred tax assets is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against net deferred tax assets. For the years ended December 31, 2020 and 2019, the net increase in the valuation allowance was $21.4 million and $9.9 million, respectively.

As of December 31, 2020, the Company had federal net operating loss carryforwards of $156.0 million, of which $13.3 million federal net operating losses generated before January 1, 2018 will begin to expire in 2036. Federal net operating losses of $142.7 million generated after December 31, 2017 will carryforward indefinitely. As of December 31, 2020, the Company had state net operating loss carryforwards of $69.0 million, which will begin to expire in 2036.

As of December 31, 2020, the Company had federal general business credits from research and development expenses totaling $4.9 million, as well as state research and development credits of $3.1 million. The federal credits will begin to expire in 2037, if not utilized. The state research and development tax credits can be carried forward indefinitely.

The amount of benefit from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which may cause a limitation in the amount of net operating losses and tax credits the Company can utilize include a cumulative ownership change of more than 50%, as defined by Internal Revenue Code Section 382, over a three-year testing period. The Company performed a Section 382 analysis through December 31, 2020. Although the Company has experienced an ownership change in the past, it did not result in a limitation that will materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. Subsequent ownership changes may result in limitations on the Company’s ability to utilize the losses in future periods.

The Company files U.S. federal and state tax returns with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since the date of incorporation through the 2020 tax year remain subject to examination by the U.S. federal and some state authorities. The actual amount of any taxes due could vary significantly depending on the ultimate timing and nature of any settlement.

Uncertain Tax Benefits

The Company uses the “more likely than not” criterion for recognizing the income tax benefit of uncertain income tax positions and establishing measurement criteria for income tax benefits. It is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months as of December 31, 2020 due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months as of December 31, 2020.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Gross unrecognized tax benefit as of January 1	$1,012	$390
Additions for tax positions taken in the current year	626	407
Reductions for tax positions taken in the current year	(139)	—
Additions for tax positions taken in prior years	—	215
Gross unrecognized tax benefit as of December 31	$1,499	$1,012

None of the unrecognized tax benefits at December 31, 2020 or December 31, 2019 would affect the effective tax rate due to the Company’s valuation allowance. During the years ended December 31, 2020 and 2019, no interest or penalties were required to be recognized relating to unrecognized tax benefits. In the event the Company should need to recognize interest and penalties related to unrecognized income tax liabilities, this amount will be recorded as an accrued expense and an increase to income tax expense.

8. Equity Incentive Plan and Stock-Based Compensation Expense

2015 Equity Incentive Plan

In 2015, prior to the Company’s conversion to a C-corporation, the Board of Directors of its predecessor entity adopted its 2015 Equity Incentive Plan (the 2015 Plan). Following the adoption of its 2016 Equity Incentive Plan (the 2016 Plan), no awards were granted under its 2015 Plan. The Company’s 2015 Plan allowed it to provide stock options not intended to be qualified as incentive stock options within the meaning of Section 422 of the Code and restricted stock unit awards to its employees, directors and consultants and its subsidiary corporations’ employees and consultants.

In connection with its 2016 conversion to a C-corporation, each outstanding stock option agreement under the 2015 Plan was assumed by it and converted into stock options covering shares of its common stock rather than Class B common stock of its predecessor entity. Except with respect to the shares underlying such options, no other terms were amended with respect to such stock option agreements. The Company’s 2015 Plan was terminated in 2020; however, shares subject to awards granted under the 2015 Plan continue to be governed by the 2015 Plan.

2016 Equity Incentive Plan

The Company adopted the 2016 Plan which provided for the granting of incentive stock options (ISO), non-statutory stock options (NSO) and restricted shares to employees, directors, and consultants. Under the 2016 Plan, the Company issued stock options to its employees and consultants.

Options under the 2016 Plan could have been granted for periods of up to 10 years and at prices no less than 100% of the estimated fair value of the underlying shares of common stock on the date of grant as determined by the Board of Directors provided that the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. The 2016 Plan required that options be exercised no later than 10 years after the grant. Options granted to employees generally vest ratably on a monthly basis over four years, subject to cliff vesting restrictions.

In March 2020, the Company reserved for issuance of 1,250,000 shares of common stock pursuant to the 2016 plan. The Company’s 2016 Plan was terminated subsequent to its IPO in June 2020; however, shares subject to awards granted under the 2016 Plan continue to be governed by the 2016 Plan. During 2020, 576,670 previously authorized and unissued shares from the 2015 plan and the 2016 plan expired.

2020 Equity Incentive Plan

The Company adopted the 2020 Equity Incentive Plan (the 2020 Plan) effective on the day prior to the effectiveness of the registration statement on Form S-1 related to the IPO, which provides for the granting of ISOs, NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to employees, directors, and consultants. The Company initially reserved for issuance 3,768,075 shares of common stock pursuant to the 2020 Plan. Shares subject to awards granted under the 2015 Plan or 2016 Plan were added to the available shares in the 2020 Plan. Shares subject to awards granted under the 2015 Plan and 2016 Plan that are repurchased by, or forfeited to, the Company will also be reserved for issuance under the 2020 Plan.

Since the date of incorporation and through December 31, 2020, the Company issued stock options to its employees and consultants. In most instances, the options vest over a four-year period, subject to continuing service.

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

Subject to adjustment in the case of certain capitalization events, 314,006 shares of the Company’s common stock were available for purchase at adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 628,012 shares, (ii) 1% of the Company’s common stock outstanding as of December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. As of December 31, 2020, 314,006 shares of common stock remained available for issuance under the ESPP. During the years ended December 31, 2020 and 2019, the Company recognized no stock-based compensation expense related to the ESPP.

The following summarizes stock option activity (in thousands, except share, per share and year amounts):

	Options Outstanding
	Shares Available for Grant	Total Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	1,803,912	1,774,858	$0.84		$2,815
Granted	(773,688)	773,688	2.38
Cancelled	405,178	(405,178)	1.81
Outstanding as of December 31, 2019	1,435,402	2,143,368	$1.22	7.30	$10,555
Additions	4,441,405	—	$—
Granted	(2,598,319)	2,598,319	7.82
Exercised	—	(1,144,330)	0.55
Cancelled	90,758	(90,758)	3.43
Outstanding as of December 31, 2020	3,369,246	3,506,599	$6.27	8.79	$85,975
Exercisable as of December 31, 2020	—	951,438	$3.06	8.02	$26,364

Weighted-average grant-date fair value of the options granted during the years ended December 31, 2020 and 2019 was $5.88 per share and $1.61 per share, respectively. The intrinsic value of the options exercised during the years ended December 31, 2020 and 2019 was $29.5 million and zero, respectively.

As of December 31, 2020, the total stock-based compensation expense related to options granted but not yet amortized was $13.0 million and will be recognized over a weighted-average period of approximately 2.84 years.

Fair Value Measurement

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee and non-employee stock options is being amortized on the straight-line basis over the requisite service period of the awards.

The fair value of the shares of common stock underlying stock options has historically been determined by the Board of Directors. Because there has been no public market for the Company’s common stock, the Board of Directors has determined the fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including: external market conditions affecting the pharmaceutical and biotechnology industry and trends within the industry; the Company’s stage of development; the rights, preferences and privileges of the Company’s convertible preferred stock relative to those of the Company’s common stock; the prices at which the Company sold shares of its convertible preferred stock; the Company’s financial condition and operating results, including levels of available capital resources; the progress of the Company’s research and development efforts and business strategy; equity market conditions affecting comparable public companies; general U.S. market conditions; and the lack of marketability of the Company’s common stock.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

•Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

•Expected volatility—Since the Company does not have enough trading history for its common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. The Company will continue to apply this process until enough historical information regarding the volatility of its own stock becomes available.

•Expected term—The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock-based awards.

•Expected dividend yield—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

For options granted to non-employee consultants, the fair value of these options is also remeasured using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the option.

The fair value of each employee stock option grant during the years ended December 31, 2020 and 2019 was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	0.6%	2.3%
Expected volatility	75.6%	70.0%
Expected term (years)	6.10	6.08
Expected dividend yield	—	—

Stock-Based Compensation Expense

In May 2020, the Board of Directors approved a one-time repricing of certain stock options granted to our service providers with an exercise price of $6.14 per share under our 2016 Plan. Pursuant to such approval, in May 2020, the exercise prices of 1,998,677 stock options (including any cancelled stock options) were automatically repriced to $4.61 per share, which the Board of Directors determined represented the fair value of the Company’s common stock as of the date of the repricing. As a result of the repricing, the weighted-average exercise price for options granted during the six months ended June 30, 2020 decreased from $6.48 per share to $5.18 per share.

The Company used the Black-Scholes option pricing model to estimate the fair value of the modified option grants immediately before and immediately after the modification in order to determine the increase in the fair value of $0.5 million for the modified option grants, which is recognized over the weighted-average remaining requisite service period of 3.3 years.

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive loss during 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$1,943	$338
General and administrative	1,113	130
Total stock-based compensation expense	$3,056	$468

9. Net Loss and Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (except share and per share amounts):

	Year Ended December 31,
	2020	2019
Numerator:
Net loss	$(66,564)	$(28,043)
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share	22,878,325	7,360,738
Net loss per share, basic and diluted	$(2.91)	$(3.81)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2020	2019
Total stock options outstanding	3,506,599	2,143,368
Series A convertible preferred stock	—	5,157,213
Series B convertible preferred stock	—	3,992,919
Series C convertible preferred stock	—	4,816,160
Total	3,506,599	16,109,660

10. Subsequent Event

In February 2021, the Company entered into an agreement to lease approximately 84,321 square feet of laboratory, manufacturing, warehouse and office space in South San Francisco, California.

Pursuant to the lease agreement, the lease term is estimated to commence in October 2021. The initial lease term is eight years from the commencement date and includes optional two five-year extensions. Annual lease payments during the first year are approximately $4.2 million. Annual lease payments during the second year are approximately $5.7 million with increases of approximately 3% each year. The Company has paid a security deposit of approximately $0.9 million and will classify the amount as restricted cash on the Company’s balance sheet.