Form 10-Q
period 2021-03-31
Applied Molecular Transport Inc.
filed 2021-05-13
CIK 1801777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 5, 2021, the registrant had 38,278,344 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Applied Molecular Transport Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$26,202	$5,843
Short-term investments	82,063	124,026
Prepaid expenses	2,648	1,311
Deferred offering costs	659	—
Other current assets	393	321
Total current assets	111,965	131,501
Property and equipment, net	6,999	8,447
Operating lease right-of-use assets, net	5,450	—
Finance lease right-of-use assets, net	796	—
Restricted cash	1,025	108
Other assets	169	127
Total assets	$126,404	$140,183
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,208	$3,174
Accrued expenses	4,094	4,173
Operating lease liabilities, current	2,377	—
Finance lease liabilities, current	235	—
Deferred rent, current	—	83
Capital lease obligations, current	—	232
Total current liabilities	8,914	7,662
Operating lease liabilities	3,589	—
Finance lease liabilities	344	—
Deferred rent	—	444
Capital lease obligations	—	404
Total liabilities	12,847	8,510
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value, 450,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 35,250,650 and 35,121,360 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	273,348	271,000
Accumulated other comprehensive income	25	27
Accumulated deficit	(159,820)	(139,358)
Total stockholders’ equity	113,557	131,673
Total liabilities and stockholders’ equity	$126,404	$140,183

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Operating expenses:
Research and development	$14,881	$12,954
General and administrative	5,599	2,489
Total operating expenses	20,480	15,443
Loss from operations	(20,480)	(15,443)
Interest income, net	40	83
Other (expense) income, net	(22)	49
Net loss	$(20,462)	$(15,311)
Net loss per share, basic and diluted	$(0.58)	$(2.06)
Weighted-average shares of common stock outstanding, basic and diluted	35,217,773	7,417,440
Comprehensive loss:
Net loss	$(20,462)	$(15,311)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(2)	6
Total comprehensive loss	$(20,464)	$(15,305)

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
As of December 31, 2020	35,121,360	$4	$271,000	$27	$(139,358)	$131,673
Exercise of common stock options	129,290	—	397	—	—	397
Stock-based compensation expense	—	—	1,951	—	—	1,951
Unrealized loss on investments	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(20,462)	(20,462)
As of March 31, 2021	35,250,650	$4	$273,348	$25	$(159,820)	$113,557

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Deficit

(unaudited)

(in thousands, except share amounts)

										Accumulated
	Convertible Preferred Stock								Additional	Other		Total
	Series A		Series B		Series C		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
As of December 31, 2019	5,157,213	$32,826	3,992,919	$30,921	4,816,160	$41,868	7,360,738	$1	$1,078	$13	$(72,794)	$(71,702)
Exercise of common stock options	—	—	—	—	—	—	73,594	—	58	—	—	58
Stock-based compensation expense	—	—	—	—	—	—	—	—	557	—	—	557
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	—	—	—	(15,311)	(15,311)
As of March 31, 2020	5,157,213	$32,826	3,992,919	$30,921	4,816,160	$41,868	7,434,332	$1	$1,693	$19	$(88,105)	$(86,392)

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(20,462)	$(15,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,951	557
Depreciation and amortization	784	211
Non-cash operating lease expense	597	—
Net accretion of discounts on investments	(39)	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,337)	(2,321)
Other current assets	(114)	(563)
Other assets	—	504
Accounts payable	(1,331)	2,575
Accrued expenses	(389)	629
Operating lease liabilities	(608)	—
Deferred rent	—	6
Capital lease obligations	—	2
Net cash used in operating activities	(20,948)	(13,711)
Investing activities
Proceeds from sales and maturities of investments	42,000	18,126
Purchases of property and equipment	(79)	(1,203)
Purchases of investments	—	(8,315)
Net cash provided by investing activities	41,921	8,608
Financing activities
Proceeds from exercise of common stock options	397	58
Principal payments on finance lease liabilities	(57)	—
Payments of issuance costs for follow-on offering	(37)	—
Payments of issuance costs for initial public offering	—	(1,695)
Principal payments on capital lease obligations	—	(20)
Net cash provided by (used in) financing activities	303	(1,657)
Net increase (decrease) in cash, cash equivalents and restricted cash	21,276	(6,760)
Cash, cash equivalents and restricted cash, beginning of period	5,951	12,835
Cash, cash equivalents and restricted cash, end of period	$27,227	$6,075
Supplemental cash flow data:
Cash paid for interest on capital lease obligations	$9	$1
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$54	$660
Issuance costs included in accounts payable and accrued expenses	$622	$641

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Notes to the Condensed Financial Statements

(unaudited)

1. Business and Principal Activities

Description of Business

Applied Molecular Transport Inc. (the Company) is a clinical-stage biopharmaceutical company leveraging its proprietary technology platform to design and develop a pipeline of novel oral biologic product candidates to treat autoimmune, inflammatory, metabolic, and other diseases. The Company is building a portfolio of oral product candidates based on its technology platform including its most advanced product candidate, AMT-101, a gastrointestinal (GI)-selective oral fusion of interleukin-10 (IL-10) and our proprietary carrier molecule that has completed a Phase 1b clinical trial in patients with ulcerative colitis (UC). The Company has initiated multiple Phase 2 clinical trials of AMT-101 in UC and related inflammatory indications. The Company’s second product candidate, AMT-126, is a GI-selective oral fusion of interleukin-22 (IL-22) and the Company’s proprietary carrier molecule currently in development for diseases related to intestinal epithelium (IE) barrier function defects driven by activation of the innate immune system. The Company’s technology platform enables it to design and develop various oral biologic therapeutic modalities, such as peptides, proteins, full-length antibodies, antibody fragments, and ribonucleic acid (RNA) therapeutics, with potentially significant advantages over existing marketed and development-stage drugs.

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

Initial Public Offering

On June 4, 2020, the Company’s registration statement on Form S-1 (File No. 333-238464) relating to its initial public offering (IPO) of common stock became effective. The IPO closed on June 9, 2020 at which time the Company issued an aggregate of 12,650,000 shares of its common stock at a price of $14.00 per share which included 1,650,000 shares of common stock issued in connection with the full exercise by the underwriters of their option to purchase additional shares of common stock. In addition, immediately prior to the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 13,966,292 shares of common stock. The aggregate offering price for shares sold in the IPO was $177.1 million. After deducting underwriting discounts and commissions of $12.4 million and offering costs paid or payable by the Company of $4.1 million (including offering costs of $0.2 million paid in 2019), the net proceeds from the offering were approximately $160.6 million.

Follow-On Offering

On April 6, 2021, the Company completed a follow-on offering. See Note 10.

Liquidity and Capital Resources

Management believes that its existing cash, cash equivalents, and investments as of March 31, 2021 will be sufficient to allow the Company to fund its current operating plan through at least 12 months after the date of issuance of these condensed financial statements.

The Company has incurred significant losses and negative cash flows from operations since its inception. As of March 31, 2021, the Company had an accumulated deficit of $159.8 million and does not expect positive cash flows from operations in the foreseeable future. The Company expects to incur significant and increasing losses until regulatory approval is granted and successful commercialization is achieved for any of its product candidates. Regulatory approval is not guaranteed and may never be obtained. The Company has historically financed its operations primarily through private placements of its convertible preferred stock and sale of common stock upon the completion of both its IPO which was completed in June 2020 and its follow-on offering which was completed in April 2021. The Company may seek to raise capital through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

Risks and Uncertainties

The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. Beginning the week of March 16th, 2020, certain workforce of the Company began working from home. Disruptions caused by the COVID-19 pandemic, including the effects of the stay-at-home orders and work-from-home policies, may impact productivity, may result in increased operational expenses, certain adjustments to the operations of the Company’s clinical trials, the suspension of enrollment of new patients at the Company’s clinical trial sites, delays in activating new clinical trial sites, and delays in certain supply chain activities and collecting and analyzing data from patients in the Company’s clinical trial, and may further disrupt the business and delay the development programs and regulatory timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct business in the ordinary course. As a result, research and development expenses and general and administrative expenses may increase significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of the clinical trials and other related business activities and as the Company implements mitigation strategies to offset the impact of the pandemic on development programs and regulatory timelines. The Company is carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on our financial condition and results of operations.

2. Summary of Significant Accounting Policies

Condensed Financial Statements (Unaudited)

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2020, is derived from the Company’s audited financial statements. The results of operations during the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 19, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. Assets and liabilities reported in the Company’s condensed balance sheet and expenses and income reported are affected by estimates and assumptions, which are used for, but are not limited to, estimating research and development expenses and determining the fair value of assets and liabilities, including common stock valuation, income tax uncertainties, and measurement of stock-based compensation expense. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic. Actual results could differ from such estimates or assumptions.

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

Restricted Cash

The Company has cash in two collateral accounts related to letters of credit issued on behalf of the Company for the security deposits on the leased and subleased properties in South San Francisco. As of March 31, 2021, the collateralized cash in connection with the letter of credit was classified as restricted cash on the condensed balance sheet based on the terms of the agreements. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed statements of cash flows (in thousands):

	March 31,	March 31,
	2021	2020
Cash and cash equivalents	$26,202	$5,967
Restricted cash	1,025	108
Total cash, cash equivalents and restricted cash	$27,227	$6,075

Investments

The Company’s investments have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded on the condensed balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive income or loss. The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income or expense, net. The Company classifies its investments as short or long term primarily based on the remaining contractual maturity of the securities.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss is recognized when the remaining book value of an asset is not recoverable. There was no impairment on long-lived assets during the three months ended March 31, 2021 and March 31, 2020.

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued a new standard that requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The Company adopted the new standard on January 1, 2021 using the modified retrospective approach. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the condensed statements of operations and comprehensive loss.

At the inception of an arrangement, the Company determines if an arrangement is, or contains, a lease based on the facts and circumstances present in that arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For arrangements that contain a lease, the Company (i) identifies lease and non-lease components, (ii) determines the consideration in the contract, (iii) determines whether the lease is an operating or finance lease; and (iv) recognizes lease ROU assets and liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses the incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Most leases include options to renew and, or terminate the lease, which can impact the lease term. The exercise of these options is at the Company’s discretion. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

The Company has operating leases for its corporate offices, laboratory and warehouse facilities, and a contract research organization (CRO) embedded lease arrangement. Fixed lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis. Variable lease expenses that are not considered fixed are recognized as incurred. Fixed and variable lease expense on operating leases is recognized within operating expenses within our condensed statements of operations and comprehensive loss.

The Company has finance leases for lab equipment. Fixed payments on finance leases are recognized using the effective interest method. Finance lease ROU asset amortization and interest expense are recorded within operating expenses and interest income, net, respectively, within our condensed statements of operations and comprehensive loss.

The Company has elected the short-term lease exemption and, therefore, does not recognize an ROU asset or corresponding liability for lease arrangements with an original term of 12 months or less.

Research and Development Expenses

Research and development expenses are expensed as incurred. Research and development expenses include personnel costs related to research and development activities, materials costs, external clinical drug product manufacturing and clinical trial costs, outside services costs, repair, maintenance and depreciation costs for research and development equipment, as well as facility costs for laboratory space used for research and development activities.

Accrued Research and Development Expenses

The Company records accruals for estimated costs of research, preclinical studies, clinical trials, manufacturing and development, within accrued expenses which are significant components of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, CROs and contract development and manufacturing organizations (CDMOs). The Company’s contracts with the CROs and CDMOs generally include fees such as clinical trial fees, initiation fees, reservation fees, costs related to animal studies and safety tests, verification run costs, materials and reagents expenses, taxes, etc. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress, stage of completion or actual timeline (start-date and end-date) of the services and the agreed-upon fees to be paid for such services.

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

Stock-Based Compensation Expense

The Company maintains both an equity incentive plan and an employee stock purchase plan (ESPP) as long-term incentives for its employees, consultants, and directors. The equity incentive plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock grants, and restricted stock units. The ESPP has an offering period of two years comprised of four purchase periods. The ESPP allows employees to purchase shares of the Company’s common stock each purchase period based on a percentage of their compensation subject to certain limits. As of March 31, 2021, no stock appreciation rights, restricted stock grants, restricted stock units or performance-based awards were issued.

The Company accounts for stock-based compensation expense by measuring and recognizing compensation expense for all share-based payments made to employees and non-employees based on estimated grant-date fair values. The grant-date fair values for options are recorded as stock-based compensation expense on a straight-line basis over each recipient’s requisite service period, which is generally the vesting period. The grant-date fair values for the ESPP are recorded as stock-based compensation expense on a straight-line basis over the applicable purchase period. The Company recognizes actual forfeitures by reducing the stock-based compensation expense in the same period as that forfeitures occur.

The Company estimates the fair value of stock options granted to employees and non-employees using the Black-Scholes model. The Company estimates the fair value of ESPP for each purchase period at the beginning of the offering period using the Black-Scholes model. The Black-Scholes model requires the input of assumptions, including expected volatility, expected dividend yield, expected term and the risk-free rate of return. The fair value of ESPP also factors in a discount which is typically 15% of the purchase price as well as a call output and a put output of the Black-Scholes model.

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

As of March 31, 2021 and December 31, 2020, fair value measurements consisted mainly of cash equivalents and investments. The carrying amounts of these instruments approximate their fair value.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive (loss) income for the period. Other comprehensive (loss) income represents unrealized (loss) or gain on investments.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees, are capitalized and subsequently offset against offering proceeds. During the three months ended March 31, 2021, $0.7 million of deferred offering costs were incurred in connection with the Company’s follow-on offering which is described in Note 10.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) that requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements.

The Company adopted the new standard on January 1, 2021 using the modified retrospective approach. The Company has elected to apply the transition method that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the condensed financial statements and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit on the date of adoption. The Company has elected to combine lease components (for example fixed rent payments) with non-lease components (for example, common-area maintenance costs) on our facility, lab equipment and CRO embedded lease asset classes. The Company also elected the “package of practical expedients”, which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. Lastly, the Company elected a practical expedient to use hindsight in determining the lease term for all its leases.

Results for reporting period beginning after January 1, 2021 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Upon adoption of the new lease standard, on January 1, 2021, the Company capitalized operating lease ROU assets of $6.0 million, with opening adjustments of $0.5 million related to deferred rent existing at transition, and $6.5 million of operating lease liabilities, within our condensed balance sheets upon adoption. There was no impact to the finance lease ROU asset and the finance lease liabilities upon adoption. Also, for both operating and finance leases, there was no impact to the accumulated deficit upon the adoption of the new standard on January 1, 2021.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance contains improvements to the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to condensed financial statements is codified in the Disclosure Section of the Codification. The guidance also contains Codifications that are varied in nature and may affect the application of the guidance in cases in which the original guidance may have been unclear. The Company adopted the new standard on January 1, 2021. The adoption did not have a material impact on the Company’s condensed financial statements.

3. Fair Value Measurements

As of March 31, 2021, the Company held $82.1 million of investment securities, comprised of U.S. Treasury securities.

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

The carrying amounts of cash equivalents and investments approximate their fair value based upon quoted market prices. Certain of the Company’s financial instruments are recorded at amounts that approximate their fair value, rather than at fair value on a recurring basis, due to their liquid or short-term nature, such as cash, accounts payable and accrued expenses.

The unrealized losses on short-term investments as of March 31, 2021 were insignificant. The Company does not believe that these unrealized losses are credit related but are rather a reflection of current market yields and/or current marketplace bid/ask spreads. The Company has not recognized an allowance for credit losses as of March 31, 2021.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		March 31, 2021
	Fair Value		Gross	Gross
	Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds invested in U.S. government obligations(1)	Level 1	$25,213	$—	$—	$25,213
Short-term investments:
U.S. Treasury securities	Level 2	82,038	25	—	82,063
Total		$107,251	$25	$—	$107,276
(1)	Included in cash and cash equivalents on the condensed balance sheet

		December 31, 2020
	Fair Value		Gross	Gross
	Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds invested in U.S. government obligations(1)	Level 1	$4,844	$—	$—	$4,844
Short-term and long-term investments:
U.S. Treasury securities	Level 2	123,998	28	—	124,026
Total		$128,842	$28	$—	$128,870
(1)	Included in cash and cash equivalents on the condensed balance sheet

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Laboratory and manufacturing equipment	$8,176	$8,022
Leasehold improvements	2,598	2,550
Computer and office equipment	201	201
Construction in progress	92	162
Capital leases	—	959
Total property and equipment, gross	11,067	11,894
Accumulated depreciation	(4,068)	(3,447)
Total property and equipment, net	$6,999	$8,447

Depreciation was $0.7 million and $0.2 million during the three months ended March 31, 2021 and 2020, respectively.

Capital leases consisted of laboratory and manufacturing equipment subject to capital leases. Depreciation on capital lease assets was insignificant during three months ended March 31, 2020. The accumulated depreciation on capital lease assets was $0.1 million as of December 31, 2020.

Right-of-Use Assets, Net

Right-of-use assets, net consisted of the following as of March 31, 2021 (in thousands):

	Operating Leases	Finance Leases	Total
Right-of-use assets	$6,013	$959	$6,972
Accumulated amortization	(563)	(163)	(726)
Right-of-use assets, net	$5,450	$796	$6,246

Lease expense from operating lease right-of-use assets during the three months ended March 31, 2021 was $0.6 million. Amortization expense from finance lease right-of-use assets during the three months ended March 31, 2021 was insignificant.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Research and development expenses	$2,213	$1,303
Compensation expenses	1,037	2,389
Professional services	687	241
Other	109	115
Property and equipment	48	125
Total accrued expenses	$4,094	$4,173

Accrued research and development expenses were primarily related to clinical trials, preclinical studies, contract manufacturing and materials.

5. Leases

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

In February 2021, the Company entered into a lease agreement for laboratory, manufacturing, warehouse and office space in South San Francisco, California. The lease term is estimated to commence in October 2021. The initial lease term is eight years from the commencement date and includes optional two five-year extensions. As of March 31, 2021, the Company does not yet have control of the underlying asset.

Finance Leases

During 2019, the Company entered into three finance lease agreements for certain laboratory equipment. Two of the leases commenced during 2019 and the third lease commenced during 2020.

The following table summarizes total lease expense during the three months ended March 31, 2021 (in thousands):

	Condensed Statements of Operations and Comprehensive Loss Classification	Three Months Ended March 31, 2021
Operating lease expense	Operating expenses	$597
Finance lease expense:
Amortization of right-of-use assets	Operating expenses	48
Interest on lease liabilities	Interest income, net	9
Variable lease expense	Operating expenses	204
Short-term lease expense	Operating expenses	8
Total lease expense		$866

Rent expense was $0.5 million during the three months ended March 31, 2020.

The following table summarizes supplemental cash flow information during the three months ended March 31, 2021 (in thousands):

Three Months Ended March 31, 2021
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$608
Operating cash flows from finance leases	9
Financing cash flows from finance leases	57

The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of March 31, 2021 (in thousands):

	Operating Leases	Finance Leases	Total
2021 (remaining nine months)	$1,861	$197	$2,058
2022	1,864	255	2,119
2023	1,457	171	1,628
2024	1,000	—	1,000
Total undiscounted lease liabilities	6,182	623	6,805
Less: Interest	(216)	(44)	(260)
Total discounted lease liabilities	5,966	579	6,545
Less: Lease liabilities, current	(2,377)	(235)	(2,612)
Lease liabilities, non-current	$3,589	$344	$3,933

The following table summarizes lease terms and discount rates as of March 31, 2021:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	2.9	2.3
Weighted-average discount rate	2.31%	5.95%

6. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2021 and 2020, and no material legal proceedings are currently pending or threatened.

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. The Company also maintains director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2021 and December 31, 2020.

COVID-19

The full extent of the impact of the COVID-19 pandemic on financial markets, economies worldwide and our business is highly uncertain. As of March 31, 2021, the Company was not aware of any contingencies and no estimates were recorded on its condensed financial statements as a result of COVID-19.

7. Common Stock

As of March 31, 2021 and December 31, 2020, the Company was authorized to issue 450,000,000 shares of $0.0001 par value common stock. Common stockholders are entitled to dividends if and when declared by the Board of Directors of the Company (Board of Directors). The holder of each share of common stock is entitled to one vote. As of March 31, 2021, no dividends were declared.

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	March 31,	December 31,
	2021	2020
Stock options, issued and outstanding	4,341,535	3,506,599
Stock options, authorized for future issuance	4,161,088	3,369,246
ESPP, available for future grants	665,220	314,006
Total	9,167,843	7,189,851

8. Stock-Based Compensation Expense

2020 Equity Incentive Plan

The Company’s 2020 Equity Incentive Plan (the 2020 Plan) provides for the granting of incentive stock options (ISO), non-statutory stock options (NSO), restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to employees, directors, and consultants. The Company initially reserved for issuance shares of common stock pursuant to the 2020 Plan. The shares authorized for the 2020 Plan increase annually by the lesser of (i) 3,140,062 shares, (ii) 5% of the shares of the Company’s common stock outstanding on the last day of its immediately preceding fiscal year, or (iii) such other amount as determined by the Company’s Board of Directors. Accordingly, effective January 1, 2021, the number of shares in the 2020 Plan increased by 1,756,068 shares, representing 5% of the prior year end’s common stock outstanding. As of March 31, 2021, 4,161,088 shares of common stock remained available for future issuance under the 2020 Plan.

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

The Company’s previous 2015 Equity Incentive Plan (the 2015 Plan) and 2016 Equity Incentive Plan (the 2016 Plan) were terminated in accordance with the Company’s IPO in June 2020. Shares subject to awards granted under the 2015 Plan and the 2016 Plan were added to the available shares in the 2020 Plan. Shares subject to awards granted under the 2015 Plan and 2016 Plan that are repurchased by, or forfeited to, the Company will also be reserved for issuance under the 2020 Plan.

The following summarizes stock option activity:

	Options Outstanding
	Shares Available for Grant	Total Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in thousands)
Outstanding as of December 31, 2020	3,369,246	3,506,599	$6.27	8.8	$85,975
Additions	1,756,068	—	—
Granted	(1,079,400)	1,079,400	53.80
Exercised	—	(129,290)	3.07
Cancelled	115,174	(115,174)	6.18
Outstanding as of March 31, 2021	4,161,088	4,341,535	$18.19	8.5	$124,490
Exercisable as of March 31, 2021	—	1,182,872	$3.47	7.6	$47,950

Weighted-average grant-date fair value of the options granted during the three months ended March 31, 2021 was $34.92 per share. The intrinsic value of options exercised during the three months ended March 31, 2021 was $4.7 million.

As of March 31, 2021, the Company had $48.3 million of unrecognized stock-based compensation expense, related to options granted but not yet amortized, which will be recognized over a weighted-average period of approximately 3.0 years.

2020 Employee Stock Purchase Plan

Under the Company’s 2020 Employee Stock Purchase Plan (the 2020 ESPP), employees can purchase shares of the Company’s common stock each purchase period based on a percentage of their compensation, subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of the Company’s common stock on the enrollment date or the purchase date. The 2020 ESPP offers a six-month look-back feature as well as an automatic rollover feature that provides for the offering period to be reset to a new lower-priced offering price if the market price of the stock at the purchase date is lower than the stock price at the initial enrollment date. In that case, the offering period is immediately cancelled after that purchase date, and a new two-year offering period is established using the then-current stock price as the base purchase price.

The shares authorized for the 2020 ESPP increase annually by the lesser of (i) 628,012 shares, (ii) 1% of the Company’s common stock shares outstanding on the last day of its immediately preceding fiscal year, or (iii) such other amount as determined by the Company’s Board of Directors. Accordingly, effective January 1, 2021, the number of shares in the 2020 ESPP increased by 351,214 shares, representing 1% of the prior year end’s common stock outstanding. As of March 31, 2021, 665,220 shares of common stock remained available for future issuance under the 2020 ESPP.

The Company began recording stock-based compensation expense for its ESPP on January 1, 2021. During the three months ended March 31, 2021, the Company recorded $0.1 million stock-based compensation expense related to the ESPP. The fair value of stock-based compensation expense applicable to the ESPP was estimated using the following weighted-average assumptions:

Three Months Ended
March 31, 2021
Expected term in years	0.4
Expected volatility	52.35%
Risk-free interest rate	0.09%
Expected dividend yield	—

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Research and development	$1,100	$328
General and administrative	851	229
Total stock-based compensation expense	$1,951	$557

9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net loss	$(20,462)	$(15,311)
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share	35,217,773	7,417,440
Net loss per share, basic and diluted	$(0.58)	$(2.06)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,
	2021	2020
Total stock options outstanding	4,341,535	4,043,507
Series A convertible preferred stock (as converted to common stock)	—	5,157,213
Series B convertible preferred stock (as converted to common stock)	—	3,992,919
Series C convertible preferred stock (as converted to common stock)	—	4,816,160
Total	4,341,535	18,009,799

10. Subsequent Event

On April 6, 2021, the Company completed a follow-on offering and issued total 2,875,000 shares of its common stock, including 375,000 shares of the common stock issued in connection with the full exercise by the underwriters of their options to purchase additional shares of common stock, at a price of $42.00 per share. The aggregate gross proceeds from the follow-on offering were $120.8 million. After deducting underwriting discounts and commissions of $7.2 million and deferred offering costs of $0.7 million, the net proceeds from the follow-on offering were approximately $112.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this report.

Overview

We are a clinical-stage biopharmaceutical company leveraging our proprietary technology platform to design and develop a pipeline of novel oral biologic product candidates to treat autoimmune, inflammatory, metabolic, and other diseases. Our proprietary technology platform allows us to exploit existing natural cellular trafficking pathways to facilitate the active transport of diverse therapeutic payloads across the IE barrier. Active transport is an efficient mechanism that uses the cell’s own machinery to transport materials across the IE barrier. We believe that our ability to exploit this mechanism is a key differentiator of our approach. We are developing oral biologic product candidates in patient-friendly dosage forms that are designed for either targeting local GI tissue or entering systemic circulation to precisely address the relevant biology of a disease. We are building a portfolio of oral product candidates based on our technology platform including our most advanced product candidate, AMT-101, a GI-selective oral fusion of IL-10 and our proprietary carrier molecule that has completed a Phase 1b clinical trial in patients with UC. We have initiated multiple Phase 2 clinical trials of AMT-101 in UC and related inflammatory indications. Our second product candidate, AMT-126, is a GI-selective oral fusion of IL-22 and our proprietary carrier molecule currently in development for diseases related to IE barrier function defects driven by activation of the innate immune system. We submitted a CTA for AMT-126 in December 2020 and began dosing healthy volunteers in a Phase 1a clinical trial for AMT-126 in February 2021. Our technology platform enables us to design and develop various oral biologic therapeutic modalities, such as peptides, proteins, full-length antibodies, antibody fragments, and RNA therapeutics, with potentially significant advantages over existing marketed and development-stage drugs.

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

Manufacturing of protein therapeutics is a complex process and represents a critical path to creating oral biologic therapeutics and a key component of our long-term success. We have spent significant resources to date on developing our current manufacturing processes and know-how to produce sufficient supply and optimize functionality. We have activated a new facility located in South San Francisco where we manufacture current good manufacturing process (cGMP) drug supply. While we have successfully manufactured AMT-101 and AMT-126 cGMP drug supply at our internal facility, we may need to scale our manufacturing operations to manufacture sufficient quantity needed to advance any of our product candidates in preclinical studies and clinical trials. Accordingly, we will be required to make significant investments to expand our manufacturing facilities in the future, and our efforts to scale our internal manufacturing capabilities are subject to risks.

In addition to our in-house manufacturing facility, we expect to continue to rely on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates obtain marketing approval. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our product candidates, as well as for our commercial products if marketing approval is obtained. By developing both internal and external cGMP manufacturing capabilities, we believe that this strategy allows us to maintain a significant degree of control over our supply chain while enabling maximum optionality for backup sources.

Since the date of our incorporation, we have incurred significant losses and negative cash flows from operations. During the quarter ended March 31, 2021, we incurred a net loss of $20.5 million and used $20.9 million of cash in operations. As of March 31, 2021, we had an accumulated deficit of $159.8 million and do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

To date, we have financed our operations primarily through the private placements of convertible preferred stock and the issuance of common stock upon the completion of both our IPO and our follow-on offering. We completed our IPO in June 2020 and received net proceeds of approximately $160.6 million after deducting underwriting discounts and commissions and offering costs. We also completed our follow-on offering in April 2021 and received net proceeds of approximately $112.9 million after deducting underwriting discounts, commissions and offering costs.

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

COVID-19

As a result of the COVID-19 pandemic, we have experienced disruptions to our business and could experience disruptions that severely impact our business. For example, the COVID-19 pandemic could result in delays to our clinical trials and preclinical studies for numerous reasons including difficulties in enrolling patients or healthy volunteers, diversion of healthcare resources away from the conduct of clinical trials, delays in activating clinical trial sites or receiving regulatory approvals to initiate clinical trials, and delays in receiving supplies to conduct clinical trials and preclinical studies. As of March 31, 2021, we were not aware of any contingencies and no estimates were recorded on our condensed financial statements.

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

Interest Income, Net and Other (Expense) Income, Net

Interest income, net and other (expense) income, net primarily consist of interest income earned on our cash, cash equivalents, investments, realized gain and loss on investments, interest expense from finance lease liabilities and capital lease obligations, and net losses on foreign currency transactions related to third-party contracts with foreign-based vendors.

Results of Operations

Comparisons of the Quarter Ended March 31, 2021 and 2020

	Quarters Ended March 31,
	2021	2020	Change
(in thousands)
Operating expenses:
Research and development	$14,881	$12,954	$1,927
General and administrative	5,599	2,489	3,110
Total operating expenses	20,480	15,443	5,037
Loss from operations	(20,480)	(15,443)	(5,037)
Interest income, net	40	83	(43)
Other (expense) income, net	(22)	49	(71)
Net loss	$(20,462)	$(15,311)	$(5,151)

Research and Development Expenses

Research and development expenses were $14.9 million during the quarter ended March 31, 2021, compared to $13.0 million during the quarter ended March 31, 2020. The overall increase in research and development expenses was primarily related to an increase in expenses associated with clinical trials, preclinical studies, compensation and facilities related expenses, offset by a decrease in materials and contract manufacturing. In particular, clinical expense increased primarily due to progressing our most advanced product candidate, AMT-101, through the completion of Phase 1 preclinical studies and initiation of Phase 2 clinical trials, and initiation of Phase 1 preclinical studies for our second product candidate, AMT-126. The following table sets forth the primary external and internal research and development expenses for the periods presented below (in thousands):

	Quarters Ended March 31,
	2021	2020	Change

External expenses:
Clinical trials	$3,130	$2,705	$425
Materials	1,456	2,730	(1,274)
Preclinical studies	909	661	248
Contract manufacturing	859	1,823	(964)
Other research and development	349	533	(184)
Internal expenses:
Personnel	5,913	2,475	3,438
Equipment, depreciation, and facility	2,265	2,027	238
Total research and development expenses	$14,881	$12,954	$1,927

General and Administrative Expenses

General and administrative expenses were $5.6 million during the quarter ended March 31, 2021, compared to $2.5 million during the quarter ended March 31, 2020. The overall increase in general and administrative expenses was primarily related to an increase of $1.9 million in personnel and administrative costs due to an increase in headcount and an increase of $1.1 million in professional fees.

Interest Income, Net

Interest income, net was minimal during each of the quarters ended March 31, 2021 and March 31, 2020.

Other (Expense) Income, Net

Other (expense) income, net was minimal during each of the quarters ended March 31, 2021 and March 31, 2020.

Liquidity and Capital Resources

We believe that our existing cash, cash equivalents, and investments as of March 31, 2021 will be sufficient to fund our current operating plan through at least the next 12 months.

Since the date of our incorporation, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. Our operations have been financed primarily by net proceeds from sales of our convertible preferred stock and common stock through both our IPO in June 2020 and our follow-on offering in April 2021. As of March 31, 2021, we had an accumulated deficit of $159.8 million. As of March 31, 2021, we had cash, cash equivalents and investments of $108.3 million.

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

We may seek to raise capital through public equity or debt financings, collaborative agreements or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

▪	the progress, costs, trial design, results of and timing of our various clinical trials of AMT-101 and preclinical studies and clinical trials of AMT-126;
▪	the progress, costs and results of our research pipeline;
▪

the willingness of the FDA, EMA, or other regulatory authorities to accept our product candidates, as well as data from our completed and planned clinical trials and preclinical studies and other work, as the basis for review and approval of our product candidates for various indications;

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

▪	our need and ability to retain key management and hire scientific, technical, business, and medical personnel;
▪	the effect of competing drugs and drug candidates and other market developments;
▪	the timing, receipt, and amount of sales from our potential products;
▪	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
▪	the economic and other terms, timing of and success of any collaboration, licensing or other arrangements which we may enter in the future; and
▪	the potential effects of the COVID-19 pandemic on our business operations.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others the rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, our ability to raise additional capital may be adversely impacted if there is a downturn in global economic conditions.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Quarters Ended March 31,
	2021	2020

Net cash used in operating activities	$(20,948)	$(13,711)
Net cash provided by investing activities	41,921	8,608
Net cash provided by (used in) financing activities	303	(1,657)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$21,276	$(6,760)

Cash Used in Operating Activities

Net cash used in operating activities during the quarter ended March 31, 2021 was $20.9 million, which consisted of a net loss of $20.5 million and net decrease of $3.7 million in our net operating assets and liabilities, offset by $3.3 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to decreases of $1.7 million in accounts payable and accrued expenses, a decrease of $1.3 million in prepaid expenses, a decrease of $0.6 million in lease liabilities, operating lease and a decrease of $0.1 million in other current assets. The non-cash charges primarily consisted of stock-based compensation expense of $2.0 million, depreciation and amortization expenses of $0.7 million and non-cash lease expense of $0.6 million.

Net cash used in operating activities during the quarter ended March 31, 2020 was $13.7 million, which consisted of a net loss of $15.3 million, offset by a net increase of $0.8 million in our net operating assets and liabilities and $0.8 million in non-cash charges. The net increase in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $3.2 million and an increase in other assets of $0.5 million, partially offset by a decrease of $2.9 million in prepaid expenses and other current assets. The non-cash charges primarily consisted of stock-based compensation expense of $0.6 million and depreciation expense of $0.2 million.

Cash Used in Investing Activities

Cash provided by investing activities during the quarter ended March 31, 2021 was $41.9 million, consisting primarily of sales and maturities of investments of $42.0 million, offset by purchase of property and equipment of $0.1 million.

Cash provided by investing activities during the quarter ended March 31, 2020 was $8.6 million, consisting primarily of sales and maturities of investments of $18.1 million, offset by purchase of investments of $8.3 million and purchase of property and equipment of $1.2 million.

Cash Provided by Financing Activities

Cash provided by financing activities during the quarter ended March 31, 2021 was $0.3 million, consisting primarily of net proceeds received from the stock option exercises of $0.4 million, offset by principal payments for the finance lease of $0.1 million.

Cash used in financing activities during the quarter ended March 31, 2020 was $1.7 million, consisting primarily of payments for issuance costs related to the initial public offering of $1.7 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2021 (in thousands):

	Payments Due by Period
	Up to December 31, 2021	Up to December 31, 2023	Up to December 31, 2025	Total

Operating lease commitments (1)	$1,861	$3,321	$1,000	$6,182
Finance lease commitments (2)	197	426	—	623
Total	$2,058	$3,747	$1,000	$6,805

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 19, 2021 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the quarter ended March 31, 2021, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed on March 19, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2021, we had cash, cash equivalents, and investments of $108.3 million, consisting of U.S. Treasury securities and interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents, and investments. We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

The Company was not exposed to material foreign currency risk during the quarter ended March 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in each reporting period since our inception, including net losses of $20.5 million and $15.3 million during the quarters ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $159.8 million.

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

We expect to continue to incur significant expenses and increasingly higher operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

▪	continue our research and discovery activities;
▪	continue the development of our proprietary technology platform;
▪	progress our current and any future product candidates through preclinical and clinical development;
▪	initiate and conduct additional preclinical, clinical, or other studies for our product candidates;
▪	work with our CDMOs to manufacture our product candidates for our clinical trials;
▪	continue to establish and operate a manufacturing facility;
▪	change or add additional contract manufacturers or suppliers;
▪	seek regulatory approvals and marketing authorizations for our product candidates;
▪	establish sales, marketing, and distribution infrastructure to commercialize any products for which we obtain approval;
▪	take steps to seek protection of our intellectual property and defend our intellectual property against challenges from third parties;
▪	obtain, expand, maintain, protect, and enforce our intellectual property portfolio;
▪	pursue any licensing or collaboration opportunities;
▪	attract, hire, and retain qualified personnel including clinical, scientific, management, and administrative personnel;
▪	provide additional internal infrastructure to support our continued research and development operations and any planned commercialization efforts in the future;
▪	experience any delays or encounter other issues related to our operations;
▪	implement operations, financial, and management information systems;
▪	meet the requirements and demands of being a public company; and
▪	defend against any product liability claims or other lawsuits related to our products or operations.

Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity, working capital, and our ability to fund our development efforts and achieve and maintain profitability. In any particular period, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

We have historically financed our operations primarily through private placements of our convertible preferred stock and the sale of common stock in public equity issuances, such as our IPO in June 2020 and our follow-on equity offering in April 2021. We may seek to raise capital through debt financings, private or public convertible debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to us. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our development efforts, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations.

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

As of March 31, 2021, we had cash, cash equivalents, and investments of $108.3 million. In April 2021, we also issued common stock in a follow-on public offering which resulted in net proceeds of $112.9 million after deducting the underwriting discounts and commissions and offering expenses. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments will be sufficient to fund our projected operations at least 12 months after the date of issuance of the condensed financial statements. Our estimate as to how long we expect our existing cash, cash equivalents, and investments to be available to fund our operations is based on assumptions that may prove inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

We have limited resources and are currently focusing our efforts on developing AMT-101 and AMT-126 for particular indications and advancing our preclinical studies and clinical trials. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

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

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with current good clinical practices (cGCP) for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible, reproducible, and accurate and that the rights, integrity, and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

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

As of March 31, 2021, we had 90 full-time employees. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We may encounter delays in our preclinical studies or clinical trials, or may not be able to conduct or complete our preclinical studies or clinical trials on the timelines we expect, if at all.

Preclinical studies and clinical testing are expensive, time consuming, and subject to uncertainty. We cannot guarantee that any preclinical studies and clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND application or a CTA will result in the FDA, EMA, or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these studies or trials begin, issues may arise that could suspend or terminate such preclinical studies or clinical trials. A failure of one or more preclinical studies or clinical trials can occur at any stage of testing, and our future preclinical studies or clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of preclinical studies or clinical trials include:

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
▪

preclinical studies or clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon product development programs; and

▪

delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in preclinical studies or clinical trials or the inability to do any of the foregoing.

Any inability to successfully initiate or complete preclinical studies or clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required, or we may elect, to conduct additional studies to bridge our modified product candidates to earlier versions. Preclinical studies or clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

We could also encounter delays if a preclinical study or clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA, EMA, or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial.

We may in the future terminate our clinical trials prior to their completion, which could adversely affect our business.

Delays in the completion of any preclinical study or clinical trial of our product candidates will increase our costs, slow down our product candidate development and approval process, and delay, or potentially jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

Our preclinical studies and clinical trials may fail to demonstrate evidence of the safety and efficacy of our product candidates, which would prevent, delay, or limit the scope of regulatory approval and commercialization.

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

Preclinical studies and clinical testing are expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical studies or clinical trial process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including variability in the purity or potency of different batches of the same product candidate, changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen, and other aspects of the clinical trial protocols and the rate of dropout among clinical trial participants. Open-label extension studies may also extend the timing and cost of a clinical test substantially. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

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

If we enter into arrangements with third parties to perform sales, marketing, commercial support, and distribution services, our product revenue or the profitability of product revenue may be lower than if we were to market and sell any products we may develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to commercialize our product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates, if approved.

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

In March 2010, the Patient Protection and Affordable Care Act (ACA) was enacted, which includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. The ACA continues to significantly impact the United States’ pharmaceutical industry. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, various portions of the ACA have been subject of legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. The Supreme Court of the United States held oral arguments on the Fifth Circuit Court case in November 2020 and is expected to issue a decision later in 2021. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how this Supreme Court decision, future litigation, and healthcare measures promulgated by the Biden administration will impact the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through the end of 2021, unless additional Congressional action is taken.

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

▪

The federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, require applicable manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the HHS under the Open Payments Program, information related to certain payments or other transfers of value made in the previous year to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The information reported annually is publicly available on a searchable website. Effective January 1, 2022, for data reported to CMS in 2022 and collected in 2021, reporting obligations of applicable manufacturers with respect to payments and transfers of value made to covered recipients have been extended to include additional covered recipients, including physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives.

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

Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in the election on November 3, 2020. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Further, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (CDPA), a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA, CPRA, and legislation proposed in other states. In addition, U.S. and international laws and regulations that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications.

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

Any legal proceedings or claims against us could be costly and time-consuming to defend and could harm our reputation regardless of the outcome.

We are and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, product liability, employment, class action, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

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

As of December 31, 2020, we had federal and California net operating loss (NOLs) carryforwards of approximately $156.0 million. The federal NOLs carryforwards arising in the tax year ending December 31, 2017 and earlier tax years will begin to expire in 2036, if not utilized. Realization of these NOLs depends on future income, and there is a risk that our existing NOLs could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.

Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOLs carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our private placements, our IPO in June 2020, and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control.

As a result, our ability to use our pre-change NOLs carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

Changes in our effective tax rate or tax liability may have an adverse effect on our operating results.

Our effective tax rate and the amount of our taxable income could be adversely affected by several factors, many of which are outside of our control, including:

▪	changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
▪	changes in tax laws, rates, tax treaties, and regulations or the interpretation of them;
▪

changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;

▪	changes to the financial accounting rules for income tax;
▪	the tax effects of acquisitions;
▪	the outcome of current and future tax audits, examinations, or administrative appeals; and
▪	limitations or adverse findings regarding our ability to do business in some jurisdictions.

For example, the Biden administration recently proposed to increase the U.S. corporate income tax rate from 21% to 28%, increase U.S. taxation of international business operations, and impose a global minimum tax. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.

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

The trading price of our common stock may be highly volatile and subject to wide fluctuation in response to various factors, some of which are beyond our control. Some of the factors that may cause the market price of our common stock to fluctuate include:

▪	the success of existing or new competitive products or technologies;
▪	the timing and results of preclinical studies and clinical trials for our current product candidates and any future product candidates that we may develop;
▪	failure or discontinuation of any of our product development and research programs;
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

Moreover, certain holders of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act of 1933, as amended (Securities Act) would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

As of March 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 78% of our voting stock. As a result, this group of stockholders, if they act together, will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Lease Agreement between ARE-East Jamie Court, LLC and Applied Molecular Transport Inc. dated February 5, 2021	8-K	001-39306	10.1	February 10, 2021

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Applied Molecular Transport Inc.

Date: May 13, 2021	By:	/s/ Tahir Mahmood
Tahir Mahmood, Ph.D.
Co-Founder and Chief Executive Officer

Date: May 13, 2021	By:	/s/ Shawn Cross
Shawn Cross
Chief Financial Officer