Form 10-Q
period 2021-06-30
Applied Molecular Transport Inc.
filed 2021-08-10
CIK 1801777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, the registrant had 38,424,662 shares of common stock, $0.0001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Applied Molecular Transport Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$159,455	$5,843
Short-term investments	40,065	124,026
Prepaid expenses	5,969	1,311
Other current assets	419	321
Total current assets	205,908	131,501
Property and equipment, net	6,606	8,447
Operating lease right-of-use assets, net	9,853	—
Finance lease right-of-use assets, net	748	—
Restricted cash	1,025	108
Other assets	127	127
Total assets	$224,267	$140,183
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,392	$3,174
Accrued expenses	3,910	4,173
Operating lease liabilities, current	2,608	—
Finance lease liabilities, current	239	—
Deferred rent, current	—	83
Capital lease obligations, current	—	232
Total current liabilities	8,149	7,662
Operating lease liabilities	7,746	—
Finance lease liabilities	282	—
Deferred rent	—	444
Capital lease obligations	—	404
Total liabilities	16,177	8,510
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value, 450,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 38,350,990 and 35,121,360 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	391,530	271,000
Accumulated other comprehensive income	6	27
Accumulated deficit	(183,450)	(139,358)
Total stockholders’ equity	208,090	131,673
Total liabilities and stockholders’ equity	$224,267	$140,183

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$16,534	$12,836	$31,415	$25,790
General and administrative	7,093	2,487	12,692	4,976
Total operating expenses	23,627	15,323	44,107	30,766
Loss from operations	(23,627)	(15,323)	(44,107)	(30,766)
Interest income, net	59	45	99	128
Other expense, net	(62)	(101)	(84)	(52)
Net loss	$(23,630)	$(15,379)	$(44,092)	$(30,690)
Net loss per share, basic and diluted	$(0.62)	$(1.11)	$(1.20)	$(2.88)
Weighted-average shares of common stock outstanding, basic and diluted	38,128,095	13,869,040	36,680,973	10,643,240
Comprehensive loss:
Net loss	$(23,630)	$(15,379)	$(44,092)	$(30,690)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(19)	2	(21)	8
Amounts recognized for net realized gains included in net loss	—	(19)	—	(19)
Total comprehensive loss	$(23,649)	$(15,396)	$(44,113)	$(30,701)

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
As of December 31, 2020	35,121,360	$4	$271,000	$27	$(139,358)	$131,673
Exercise of common stock options	129,290	—	397	—	—	397
Stock-based compensation expense	—	—	1,951	—	—	1,951
Unrealized loss on investments	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(20,462)	(20,462)
As of March 31, 2021	35,250,650	$4	$273,348	$25	$(159,820)	$113,557
Issuance of common stock upon follow-on offering, net of underwriters' commission and issuance costs of $7,947	2,875,000	—	112,801	—	—	112,801
Issuance of common stock from employee stock purchase plan	10,549	—	276	—	—	276
Exercise of common stock options	214,791	—	772	—	—	772
Stock-based compensation expense	—	—	4,333	—	—	4,333
Unrealized loss on investments	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(23,630)	(23,630)
As of June 30, 2021	38,350,990	$4	$391,530	$6	$(183,450)	$208,090

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

										Accumulated
	Convertible Preferred Stock								Additional	Other		Total
	Series A		Series B		Series C		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
As of December 31, 2019	5,157,213	$32,826	3,992,919	$30,921	4,816,160	$41,868	7,360,738	$1	$1,078	$13	$(72,794)	$(71,702)
Exercise of common stock options	—	—	—	—	—	—	73,594	—	58	—	—	58
Stock-based compensation expense	—	—	—	—	—	—	—	—	557	—	—	557
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	—	—	—	(15,311)	(15,311)
As of March 31, 2020	5,157,213	$32,826	3,992,919	$30,921	4,816,160	$41,868	7,434,332	$1	$1,693	$19	$(88,105)	$(86,392)
Conversion of convertible preferred stock into common stock	(5,157,213)	(32,826)	(3,992,919)	(30,921)	(4,816,160)	(41,868)	13,966,292	1	105,614	—	—	105,615
Issuance of common stock upon initial public offering, net of underwriters' commission and issuance costs of $16,477	—	—	—	—	—	—	12,650,000	1	160,622	—	—	160,623
Stock-based compensation expense	—	—	—	—	—	—	—	—	659	—	—	659
Net unrealized gains on investments	—	—	—	—	—	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	—	—	—	—	(15,379)	(15,379)
As of June 30, 2020	—	$—	—	$—	—	$—	34,050,624	$3	$268,588	$2	$(103,484)	$165,109

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(44,092)	$(30,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,284	1,216
Depreciation and amortization	1,587	576
Non-cash operating lease expense	1,253	—
Loss on disposal of property and equipment	37	2
Net accretion of discounts on investments	(60)	(6)
Changes in operating assets and liabilities:
Prepaid expenses	(4,658)	(1,232)
Other current assets	(98)	(459)
Other assets	—	504
Accounts payable	(1,799)	553
Accrued expenses	(263)	973
Operating lease liabilities	(1,280)	—
Deferred rent	—	5
Capital lease obligations	—	(50)
Net cash used in operating activities	(43,089)	(28,608)
Investing activities
Proceeds from sales and maturities of investments	84,000	28,236
Purchases of property and equipment	(514)	(2,394)
Purchases of investments	—	(148,178)
Net cash provided by (used in) investing activities	83,486	(122,336)
Financing activities
Proceeds from follow-on offering, net of underwriters' commission	113,505	—
Proceeds from exercise of common stock options	1,169	58
Proceeds from issuance of common stock from employee stock purchase plan	276
Payments of issuance costs for follow-on offering	(704)	—
Principal payments on finance lease liabilities	(114)	—
Proceeds from initial public offering, net of underwriters' commission	—	164,703
Payments of issuance costs for initial public offering	—	(3,114)
Principal payments on capital lease obligations	—	(29)
Net cash provided by financing activities	114,132	161,618
Net increase in cash, cash equivalents and restricted cash	154,529	10,674
Cash, cash equivalents and restricted cash, beginning of period	5,951	12,835
Cash, cash equivalents and restricted cash, end of period	$160,480	$23,509
Supplemental cash flow data:
Cash paid for interest on finance lease liabilities	$18	$—
Cash paid for interest on capital lease obligations	$—	$3
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable	$17	$1,012
Conversion of convertible preferred stock into common stock	$—	$105,615
Issuance costs for initial public offering included in accounts payable	$—	$834

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Notes to the Condensed Financial Statements

(unaudited)

1. Business and Principal Activities

Description of Business

Applied Molecular Transport Inc. (the Company) is a clinical-stage biopharmaceutical company leveraging its proprietary technology platform to design and develop a pipeline of novel oral biologic product candidates to treat autoimmune, inflammatory, metabolic, and other diseases. The Company is building a portfolio of oral product candidates based on its technology platform including its most advanced product candidate, AMT-101, a gastrointestinal (GI)-selective oral fusion of interleukin-10 (IL-10) and our proprietary carrier molecule. The Company is enrolling patients globally across multiple Phase 2 clinical trials of AMT-101 in ulcerative colitis (UC) and other inflammatory indications following the completion of a Phase 1b clinical trial in patients with UC. The Company’s second product candidate, AMT-126, is a GI-selective oral fusion of interleukin-22 (IL-22) and the Company’s proprietary carrier molecule currently in development for diseases related to intestinal epithelial (IE) barrier function defects driven by activation of the innate immune system. The Company is currently enrolling subjects in a Phase 1 clinical trial with AMT-126. The Company’s technology platform enables it to design and develop various oral biologic therapeutic modalities, such as peptides, proteins, full-length antibodies, antibody fragments, and ribonucleic acid (RNA) therapeutics, with potentially significant advantages over existing marketed and development-stage drugs.

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

Follow-On Offering

On April 6, 2021, the Company completed a follow-on offering and issued 2,875,000 shares of its common stock, including 375,000 shares of common stock issued in connection with the full exercise by the underwriters of their options to purchase additional shares of common stock at a price of $42.00 per share. The aggregate gross proceeds from the follow-on offering were $120.8 million. After deducting underwriting discounts and commissions of $7.2 million and deferred offering costs of $0.8 million, the net proceeds from the follow-on offering were approximately $112.8 million.

Liquidity and Capital Resources

Management believes that its existing cash, cash equivalents, and investments as of June 30, 2021 will be sufficient to allow the Company to fund its current operating plan through at least 12 months after the date of issuance of these condensed financial statements.

The Company has incurred significant losses and negative cash flows from operations since its inception. As of June 30, 2021, the Company had an accumulated deficit of $183.5 million and does not expect positive cash flows from operations in the foreseeable future. The Company expects to incur significant and increasing losses until regulatory approval is granted and successful commercialization is achieved for any of its product candidates. Regulatory approval is not guaranteed and may never be obtained. The Company has historically financed its operations primarily through private placements of its convertible preferred stock and sale of common stock upon the completion of both its IPO which was completed in June 2020 and its follow-on offering which was completed in April 2021. The Company may seek to raise capital through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

Risks and Uncertainties

The extent to which the COVID-19 pandemic impacts our business will depend on future developments which are highly uncertain and cannot be predicted, such as the duration of the outbreak, the impact of new COVID-19 variants, the effectiveness of COVID-19 vaccines and the extent to which our staff is vaccinated, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. Beginning the week of March 16th, 2020, certain workforce of the Company began working from home, and about 50% of our workforce continues to work remotely. While the disruptions related to the COVID-19 pandemic have eased, disruptions caused by the COVID-19 pandemic, including the effects of the stay-at-home orders and work-from-home policies, may impact productivity, may result in increased operational expenses, certain adjustments to the operations of the Company’s clinical trials, the suspension of enrollment of new patients at the Company’s clinical trial sites, delays in activating new clinical trial sites, and delays in certain supply chain activities and collecting and analyzing data from patients in the Company’s clinical trial, and may further disrupt the business and delay the development programs and regulatory timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct business in the ordinary course. As a result, research and development expenses and general and administrative expenses may increase significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of the clinical trials and other related business activities and as the Company implements mitigation strategies to offset the impact of the pandemic on development programs and regulatory timelines. The Company continues to monitor the pandemic and the potential length and depth of the resulting economic impact on our financial condition and results of operations as of June 30, 2021.

2. Summary of Significant Accounting Policies

Condensed Financial Statements (Unaudited)

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2020, was derived from the Company’s audited financial statements. The results of operations during the six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and investments. The Company invests in U.S. Treasury securities. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents, and investments to the extent recorded in the condensed balance sheet. The Company has not experienced any losses on its deposits of cash, cash equivalents, and investments. The Company is subject to a number of risks similar to other early-stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future preclinical studies or clinical trials, its reliance on third parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s product candidates, protection of its proprietary technology, and the need to secure and maintain adequate manufacturing arrangements with third parties or develop internal manufacturing capabilities. The Company’s product candidates will require approval from the U.S. Food and Drug Administration (FDA) and/or comparable foreign regulatory agencies prior to commercialization in their respective jurisdictions. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability.

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

Restricted Cash

As of June 30, 2021, restricted cash is comprised of two collateral accounts related to letters of credit issued on behalf of the Company for the security deposits on the leased and subleased properties in South San Francisco. The collateralized cash in connection with the letters of credit is classified as restricted cash on the condensed balance sheet based on the terms of the agreements. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed statements of cash flows (in thousands):

	June 30,	June 30,
	2021	2020
Cash and cash equivalents	$159,455	$23,401
Restricted cash	1,025	108
Total cash, cash equivalents and restricted cash	$160,480	$23,509

Investments

The Company’s investments have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded on the condensed balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive income or loss. The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other expense, net. The Company classifies its investments as short or long term primarily based on the remaining contractual maturity of the securities.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss is recognized when the remaining book value of an asset is not recoverable. There was no impairment on long-lived assets during the six months ended June 30, 2021 and June 30, 2020.

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued a Accounting Standard Update (ASU) No. 2016-02, Leases (ASC 842), and its associated amendments, that establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months and disclose key information about leasing arrangements. The Company adopted ASC 842 on January 1, 2021 using the modified retrospective approach. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the condensed statements of operations and comprehensive loss.

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

Most leases include options to renew and/or terminate the lease, which can impact the lease term. The exercise of these options is at the Company’s discretion. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

The Company has operating leases for its corporate offices, laboratory and warehouse facilities, and a contract research organization (CRO) embedded lease arrangement. Fixed lease payments on operating leases are recognized as lease expense over the expected term of the lease on a straight-line basis. Variable lease expenses that are not considered fixed are recognized as incurred. Fixed and variable lease expense on operating leases is recognized within operating expenses within our condensed statements of operations and comprehensive loss.

The Company has finance leases for lab equipment. Interest expense from fixed payments on finance leases is recognized using the effective interest method. Finance lease ROU asset amortization and interest expense are recorded within operating expenses and interest income, net, respectively, within our condensed statements of operations and comprehensive loss.

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

Accrued Research and Development Expenses

The Company records accruals for estimated costs of research, preclinical studies, clinical trials, manufacturing and development, within accrued expenses which are significant components of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, contract research organizations (CROs) and contract development and manufacturing organizations (CDMOs). The Company’s contracts with the CROs and CDMOs generally include fees such as clinical trial fees, initiation fees, reservation fees, costs related to animal studies and safety tests, verification run costs, materials and reagents expenses, taxes, etc. The financial terms of these contracts are subject to negotiation, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress, stage of completion or actual timeline (start-date and end-date) of the services and the agreed-upon fees to be paid for such services.

If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts its accrued expenses or prepaid expenses accordingly, which impact research and development expenses. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may impact the amount of expense recognized. To date, there have not been any material adjustments to the Company’s prior estimates of research and development expenses.

Stock-Based Compensation Expense

The Company maintains both an equity incentive plan and an employee stock purchase plan (ESPP) as long-term incentives for its employees, consultants and directors. The equity incentive plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock grants and restricted stock units. The ESPP has an offering period of two years comprised of four purchase periods. The ESPP allows employees to purchase shares of the Company’s common stock each purchase period based on a percentage of their compensation subject to certain limits. As of June 30, 2021, no stock appreciation rights, restricted stock grants, restricted stock units or performance-based awards were issued.

The Company accounts for stock-based compensation expense by measuring and recognizing compensation expense for all share-based payments made to employees and non-employees based on estimated grant-date fair values. The grant-date fair values for options are recorded as stock-based compensation expense on a straight-line basis over each recipient’s requisite service period, which is generally the vesting period. The grant-date fair values for the ESPP are recorded as stock-based compensation expense on a straight-line basis over the applicable purchase period. Actual forfeitures are recognized as a reduction of stock-based compensation expense in the period incurred.

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

As of June 30, 2021 and December 31, 2020, fair value measurements consisted mainly of cash equivalents and investments. The carrying amounts of these instruments approximated their fair value.

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

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded if and when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective may not have a material impact on the Company’s financial position or results of operations upon adoption.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) that requires a lessee to recognize leases of greater than 12 months on the balance sheet and disclose key information about leasing arrangements.

The Company adopted the new standard on January 1, 2021 using the modified retrospective approach. The Company has elected to apply the transition method that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the condensed financial statements and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit on the date of adoption. The Company has elected to combine lease components (for example fixed rent payments) with non-lease components (for example, common-area maintenance costs) on our facility, lab equipment and CRO embedded lease asset classes. The Company also elected the “package of practical expedients”, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Lastly, the Company elected a practical expedient to use hindsight in determining the lease term for all its leases.

Results for reporting periods beginning after January 1, 2021 are presented under the new standard, while prior period amounts have not been adjusted and continue to be reported under the accounting standards in effect for the prior period. Upon adoption of the new lease standard, on January 1, 2021, the Company capitalized operating lease ROU assets of $6.0 million, with opening adjustments of $0.5 million related to deferred rent existing as of the transition date, and $6.5 million of operating lease liabilities, within our condensed balance sheet upon adoption. There was no impact to the finance lease ROU asset and the finance lease liabilities upon adoption. In connection with operating and finance leases, there was no impact to the accumulated deficit upon the adoption of the new standard on January 1, 2021.

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

3. Fair Value Measurements

As of June 30, 2021, the Company held $40.1 million of investment securities, comprised of U.S. Treasury securities.

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

The unrealized losses on short-term investments as of June 30, 2021 were insignificant. The Company does not believe that these unrealized losses were credit related but were rather a reflection of current market yields and/or current marketplace bid/ask spreads. The Company did not recognize an allowance for credit losses as of June 30, 2021.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		June 30, 2021
	Fair Value		Gross	Gross
	Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds invested in U.S. government obligations(1)	Level 1	$158,469	$—	$—	$158,469
Short-term investments:
U.S. Treasury securities	Level 2	40,059	6	—	40,065
Total		$198,528	$6	$—	$198,534
(1)	Included in cash and cash equivalents on the condensed balance sheet

		December 31, 2020
	Fair Value		Gross	Gross
	Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds invested in U.S. government obligations(1)	Level 1	$4,844	$—	$—	$4,844
Short-term and long-term investments:
U.S. Treasury securities	Level 2	123,998	28	—	124,026
Total		$128,842	$28	$—	$128,870
(1)	Included in cash and cash equivalents on the condensed balance sheet

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Laboratory and manufacturing equipment	$8,145	$8,022
Leasehold improvements	2,608	2,550
Computer and office equipment	216	201
Construction in progress	345	162
Capital leases	—	959
Total property and equipment, gross	11,314	11,894
Accumulated depreciation	(4,708)	(3,447)
Total property and equipment, net	$6,606	$8,447

Depreciation was $0.8 million and $0.4 million during the three months ended June 30, 2021 and 2020, respectively. Depreciation was $1.5 million and $0.6 million during the six months ended June 30, 2021 and 2020, respectively.

Capital leases consisted of laboratory and manufacturing equipment subject to capital leases. Depreciation on capital lease assets was insignificant during three and six months ended June 30, 2020. The accumulated depreciation on capital lease assets was $0.1 million as of December 31, 2020.

Right-of-Use Assets, Net

Right-of-use assets, net consisted of the following as of June 30, 2021 (in thousands):

	Operating Leases	Finance Leases	Total
Right-of-use assets	$11,023	$959	$11,982
Accumulated amortization	(1,170)	(211)	(1,381)
Right-of-use assets, net	$9,853	$748	$10,601

Lease expense from operating lease right-of-use assets during the three and six months ended June 30, 2021 was $0.7 million and $1.3 million, respectively. Amortization expense from finance lease right-of-use assets during the three and six months ended June 30, 2021 was insignificant and $0.1 million, respectively.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Research and development expenses	$1,814	$1,303
Compensation expenses	1,496	2,389
Professional services	487	241
Other	113	115
Property and equipment	—	125
Total accrued expenses	$3,910	$4,173

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

In September 2020, the Company entered into a lease agreement for warehouse space in South San Francisco, California. The lease term expires in September 2021. Under the lease agreement, the Company has two six-month renewal options through September 2022. In July 2021, the Company amended the lease agreement. See Note 10.

In February 2021, the Company entered into a lease agreement for laboratory, manufacturing, warehouse and office space in South San Francisco, California. In June 2021, the Company began occupying a portion of the property and expects to occupy the remainder by October 2021. The lease term will be eight years once the Company fully occupies the property in October 2021 which includes two subsequent five-year renewal options.

Finance Leases

During 2019, the Company entered into three finance lease agreements for certain laboratory equipment. Two of the leases commenced during 2019 and the third lease commenced during 2020.

The following table summarizes total lease expense during the three and six months ended June 30, 2021 (in thousands):

	Condensed Statements of Operations and Comprehensive Loss Classification	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating lease expense	Operating expenses	$656	$1,253
Finance lease expense:
Amortization of right-of-use assets	Operating expenses	48	96
Interest on lease liabilities	Interest income, net	9	18
Variable lease expense	Operating expenses	262	466
Short-term lease expense	Operating expenses	7	15
Total lease expense		$982	$1,848

Rent expense during the three and six months ended June 30, 2020 was $0.5 million and $1.0 million, respectively.

The following table summarizes supplemental cash flow information during the six months ended June 30, 2021 (in thousands):

Six Months Ended June 30, 2021
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,280
Operating cash flows from finance leases	18
Financing cash flows from finance leases	114
Right-of-use asset obtained in exchange for new operating lease liability	5,011

The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of June 30, 2021 (in thousands):

	Operating Leases	Finance Leases	Total
2021 (remaining six months)	$1,529	$132	$1,661
2022	2,432	254	2,686
2023	2,153	171	2,324
2024	1,715	—	1,715
2025	735	—	735
Thereafter	2,941	—	2,941
Total undiscounted lease liabilities	11,505	557	12,062
Less: Interest	(1,151)	(36)	(1,187)
Total discounted lease liabilities	10,354	521	10,875
Less: Lease liabilities, current	(2,608)	(239)	(2,847)
Lease liabilities, non-current	$7,746	$282	$8,028

The following table summarizes lease terms and discount rates as of June 30, 2021:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	10.36	2.17
Weighted-average discount rate	3.35%	5.94%

6. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2021 and 2020, and no material legal proceedings are currently pending or threatened.

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. The Company also maintains director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2021 and December 31, 2020.

COVID-19

The full extent of the impact of the COVID-19 pandemic on financial markets, economies worldwide and our business is highly uncertain. As of June 30, 2021, the Company was not aware of any contingencies and no estimates were recorded on its condensed financial statements as a result of COVID-19.

7. Common Stock

As of June 30, 2021 and December 31, 2020, the Company was authorized to issue 450,000,000 shares of $0.0001 par value common stock. Common stockholders are entitled to dividends if and when declared by the Board of Directors of the Company (Board of Directors). The holder of each share of common stock is entitled to one vote. As of June 30, 2021, no dividends were declared.

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	June 30,	December 31,
	2021	2020
Stock options, issued and outstanding	4,390,178	3,506,599
Stock options, authorized for future issuance	3,897,654	3,369,246
ESPP, available for future grants	654,671	314,006
Total	8,942,503	7,189,851

8. Stock-Based Compensation Expense

2020 Equity Incentive Plan

The Company’s 2020 Equity Incentive Plan (the 2020 Plan) provides for the granting of incentive stock options (ISO), non-statutory stock options (NSO), restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to employees, directors, and consultants. The Company initially reserved for issuance shares of common stock pursuant to the 2020 Plan. The shares authorized for the 2020 Plan increase annually by the lesser of (i) 3,140,062 shares, (ii) 5% of the shares of the Company’s common stock outstanding on the last day of its immediately preceding fiscal year, or (iii) such other amount as determined by the Company’s Board of Directors. Accordingly, effective January 1, 2021, the number of shares in the 2020 Plan increased by 1,756,068 shares, representing 5% of the prior year end’s common stock outstanding. As of June 30, 2021, 3,897,654 shares of common stock remained available for future issuance under the 2020 Plan.

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

The following summarizes stock option activity:

	Options Outstanding
	Shares Available for Grant	Total Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in thousands)
Outstanding as of December 31, 2020	3,369,246	3,506,599	$6.27	8.79	$85,975
Additions	1,756,068	—	—
Granted	(1,603,500)	1,603,500	55.01
Exercised	—	(344,081)	3.40
Cancelled	375,840	(375,840)	15.50
Outstanding as of June 30, 2021	3,897,654	4,390,178	$23.51	8.80	$114,180
Exercisable as of June 30, 2021	—	1,210,076	$6.20	7.92	$47,852

Weighted-average grant-date fair value of the options granted during the three and six months ended June 30, 2021 was $37.19 per share and $35.66 per share, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2021 was $10.1 million and $14.8 million, respectively.

As of June 30, 2021, the Company had $60.2 million of unrecognized stock-based compensation expense, related to options granted but not yet amortized, which will be recognized over a weighted-average period of approximately 2.90 years.

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

The shares authorized for the 2020 ESPP increase annually by the lesser of (i) 628,012 shares, (ii) 1% of the Company’s common stock shares outstanding on the last day of its immediately preceding fiscal year, or (iii) such other amount as determined by the Company’s Board of Directors. Accordingly, effective January 1, 2021, the number of shares in the 2020 ESPP increased by 351,214 shares, representing 1% of the prior year end’s common stock outstanding. As of June 30, 2021, 654,671 shares of common stock remained available for future issuance under the 2020 ESPP.

The Company began recording stock-based compensation expense for its ESPP on January 1, 2021. During the three and six months ended June 30, 2021, the Company recorded $0.1 million and $0.2 million, respectively, of stock-based compensation expense related to the ESPP. The fair value of stock-based compensation expense applicable to the ESPP was estimated using the following weighted-average assumptions:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Expected term in years	1.25	1.18
Expected volatility	65.79%	70.52%
Risk-free interest rate	0.09%	0.11%
Expected dividend yield	—	—

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$2,190	$418	$3,290	$746
General and administrative	2,143	241	2,994	470
Total stock-based compensation expense	$4,333	$659	$6,284	$1,216

9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(23,630)	$(15,379)	$(44,092)	$(30,690)
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share	38,128,095	13,869,040	36,680,973	10,643,240
Net loss per share, basic and diluted	$(0.62)	$(1.11)	$(1.20)	$(2.88)

The Company’s basic net loss per share was the same as its diluted net loss per share for all the periods presented as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,
	2021	2020
Total stock options outstanding	4,390,178	4,309,448

10. Subsequent Event

In July 2021, the Company amended the lease agreement for its warehouse space in South San Francisco, California it had previously entered into in September 2020 to extend the lease for an additional 96 months to September 2029. Under the amended lease agreement, the Company has a two-year renewal option through September 2031. Total minimum future lease payments for the initial lease term are $3.7 million. The Company has paid an additional security deposit of less than $0.1 million and will classify the amount as restricted cash on its balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this report.

Overview

We are a clinical-stage biopharmaceutical company leveraging our proprietary technology platform to design and develop a pipeline of novel oral biologic product candidates to treat autoimmune, inflammatory, metabolic, and other diseases. Our proprietary technology platform allows us to exploit existing natural cellular trafficking pathways to facilitate the active transport of diverse therapeutic payloads across the IE barrier. Active transport is an efficient mechanism that uses the cell’s own machinery to transport materials across the IE barrier. We believe that our ability to exploit this mechanism is a key differentiator of our approach. We are developing oral biologic product candidates in patient-friendly dosage forms that are designed for either targeting local GI tissue or entering systemic circulation to precisely address the relevant biology of a disease. We are building a portfolio of oral product candidates based on our technology platform including our most advanced product candidate, AMT-101, a GI-selective oral fusion of IL-10. We are enrolling patients globally across multiple Phase 2 clinical trials of AMT-101 in UC and other inflammatory indications following the completion of a Phase 1b clinical trial in patients with UC. Our second product candidate, AMT-126, is a GI-selective oral fusion of IL-22 and our proprietary carrier molecule currently in development for diseases related to IE barrier function defects driven by activation of the innate immune system. We are currently enrolling subjects in a Phase 1 clinical trial with AMT-126. Our technology platform enables us to design and develop various oral biologic therapeutic modalities, such as peptides, proteins, full-length antibodies, antibody fragments, and RNA therapeutics, with potentially significant advantages over existing marketed and development-stage drugs.

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

Manufacturing of protein therapeutics is a complex process and represents a critical path to creating oral biologic therapeutics and a key component of our long-term success. We have spent significant resources to date on developing our current manufacturing processes and know-how to produce sufficient supply and optimize functionality. While we have successfully manufactured AMT-101 and AMT-126 using current good manufacturing process (cGMP) drug supply at our internal facility in South San Francisco, we may need to scale our manufacturing operations to manufacture sufficient quantity needed to advance any of our product candidates in preclinical studies and clinical trials. Accordingly, we will be required to make significant investments to expand our manufacturing facilities in the future, and our efforts to scale our internal manufacturing capabilities are subject to risks.

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

Since the date of our incorporation, we have incurred significant losses and negative cash flows from operations. During the six months ended June 30, 2021, we incurred a net loss of $44.1 million and used $43.1 million of cash in operations. As of June 30, 2021, we had an accumulated deficit of $183.5 million and do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

To date, we have financed our operations primarily through the private placements of convertible preferred stock and the issuance of common stock upon the completion of both our IPO and our follow-on offering. We completed our IPO in June 2020 and received net proceeds of approximately $160.6 million after deducting underwriting discounts and commissions and offering costs. We also completed our follow-on offering in April 2021 and received net proceeds of approximately $112.8 million after deducting underwriting discounts, commissions and offering costs.

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

COVID-19

As a result of the COVID-19 pandemic, we have experienced disruptions to our business and could experience disruptions that severely impact our business. For example, the COVID-19 pandemic could result in delays to our clinical trials and preclinical studies for numerous reasons including difficulties in enrolling patients or healthy volunteers, diversion of healthcare resources away from the conduct of clinical trials, delays in activating clinical trial sites or receiving regulatory approvals to initiate clinical trials, and delays in receiving supplies to conduct clinical trials and preclinical studies. As of June 30, 2021, we were not aware of any contingencies and no estimates were recorded on our condensed financial statements.

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

In addition, we have incurred expenses in connection with our second product candidate, AMT-126, including expenses for internal animal studies and preclinical studies performed at contract research organizations. We expect that significant additional spending will be required as we progress AMT-126 through clinical trials. We have also incurred minimal expenses to expand our development pipeline and for general discovery research. We expect spending for these early-stage research and development activities to increase for the foreseeable future. We deploy our personnel, equipment, and facility resources across all our research and development activities.

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

Interest Income, Net and Other Expense, Net

Interest income, net and other expense, net primarily consist of interest income earned on our cash, cash equivalents, investments, realized gain and loss on investments, interest expense from finance lease liabilities and capital lease obligations, and net losses on foreign currency transactions related to third-party contracts with foreign-based vendors.

Results of Operations

Comparisons of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020	Change
(in thousands)
Operating expenses:
Research and development	$16,534	$12,836	$3,698
General and administrative	7,093	2,487	4,606
Total operating expenses	23,627	15,323	8,304
Loss from operations	(23,627)	(15,323)	(8,304)
Interest income, net	59	45	14
Other expense, net	(62)	(101)	39
Net loss	$(23,630)	$(15,379)	$(8,251)

Research and Development Expenses

Research and development expenses were $16.5 million during the three months ended June 30, 2021, compared to $12.8 million during the three months ended June 30, 2020. The overall increase in research and development expenses was primarily related to an increase in expenses associated with clinical trials, compensation and facility related expenses, offset by a decrease in materials, preclinical studies and contract manufacturing. In particular, clinical trials expense increased primarily due to the progression of our most advanced product candidate, AMT-101, through the completion of Phase 1 clinical studies and initiation of Phase 2 clinical trials, and initiation of Phase 1 clinical studies for our second product candidate, AMT-126. The following table sets forth the primary external and internal research and development expenses for the periods presented below (in thousands):

	Three Months Ended June 30,
	2021	2020	Change

External expenses:
Clinical trials	$4,175	$3,434	$741
Materials	1,565	1,828	(263)
Preclinical studies	557	2,018	(1,461)
Contract manufacturing	297	1,103	(806)
Other research and development	333	442	(109)
Internal expenses:
Personnel	7,155	2,969	4,186
Equipment, depreciation, and facility	2,452	1,042	1,410
Total research and development expenses	$16,534	$12,836	$3,698

General and Administrative Expenses

General and administrative expenses were $7.1 million during the three months ended June 30, 2021, compared to $2.5 million during the three months ended June 30, 2020. The overall increase in general and administrative expenses was primarily related to an increase of $3.2 million in personnel and administrative costs due to an increase in headcount and an increase of $1.3 million in professional fees.

Interest Income, Net

Interest income, net was minimal during each of the three months ended June 30, 2021 and June 30, 2020.

Other Expense, Net

Other expense, net was minimal during each of the three months ended June 30, 2021 and June 30, 2020.

Results of Operations

Comparisons of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020	Change
(in thousands)
Operating expenses:
Research and development	$31,415	$25,790	$5,625
General and administrative	12,692	4,976	7,716
Total operating expenses	44,107	30,766	13,341
Loss from operations	(44,107)	(30,766)	(13,341)
Interest income, net	99	128	(29)
Other expense, net	(84)	(52)	(32)
Net loss	$(44,092)	$(30,690)	$(13,402)

Research and Development Expenses

Research and development expenses were $31.4 million during the six months ended June 30, 2021, compared to $25.8 million during the six months ended June 30, 2020. The overall increase in research and development expenses was primarily related to an increase in expenses associated with clinical trials, compensation and facility related expenses, offset by a decrease in materials, preclinical studies and contract manufacturing. In particular, clinical trials expense increased primarily due to the progression of our most advanced product candidate, AMT-101, through the completion of Phase 1 clinical studies and initiation of Phase 2 clinical trials, and initiation of Phase 1 clinical studies for our second product candidate, AMT-126. The following table sets forth the primary external and internal research and development expenses for the periods presented below (in thousands):

	Six Months Ended June 30,
	2021	2020	Change

External expenses:
Clinical trials	$7,305	$6,139	$1,166
Materials	3,021	4,558	(1,537)
Preclinical studies	1,466	2,678	(1,212)
Contract manufacturing	1,156	2,927	(1,771)
Other research and development	682	975	(293)
Internal expenses:
Personnel	13,068	5,445	7,623
Equipment, depreciation, and facility	4,717	3,068	1,649
Total research and development expenses	$31,415	$25,790	$5,625

General and Administrative Expenses

General and administrative expenses were $12.7 million during the six months ended June 30, 2021, compared to $5.0 million during the six months ended June 30, 2020. The overall increase in general and administrative expenses was primarily related to an increase of $5.1 million in personnel and administrative costs due to an increase in headcount and an increase of $2.4 million in professional fees.

Interest Income, Net

Interest income, net was minimal during each of the six months ended June 30, 2021 and June 30, 2020.

Other Expense, Net

Other expense, net was minimal during each of the six months ended June 30, 2021 and June 30, 2020.

Liquidity and Capital Resources

We believe that our existing cash, cash equivalents, and investments as of June 30, 2021 will be sufficient to fund our current operating plan through at least the next 12 months.

Since the date of our incorporation, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. Our operations have been financed primarily by net proceeds from sales of our convertible preferred stock and common stock through both our IPO in June 2020 and our follow-on offering in April 2021. As of June 30, 2021, we had an accumulated deficit of $183.5 million. As of June 30, 2021, we had cash, cash equivalents and investments of $199.5 million.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Six Months Ended June 30,
	2021	2020

Net cash used in operating activities	$(43,089)	$(28,608)
Net cash provided by (used in) investing activities	83,486	(122,336)
Net cash provided by financing activities	114,132	161,618
Net increase in cash, cash equivalents, and restricted cash	$154,529	$10,674

Cash Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2021 was $43.1 million, which consisted of a net loss of $44.1 million and net decrease of $8.1 million in our net operating assets and liabilities, offset by $9.1 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to decreases of $4.6 million in prepaid expenses, a decrease of $2.1 million in accounts payable and accrued expenses, a decrease of $1.3 million in lease liabilities, operating lease and a decrease of $0.1 million in other current assets. The non-cash charges primarily consisted of stock-based compensation expense of $6.3 million, depreciation and amortization expenses of $1.6 million and non-cash lease expense of $1.2 million.

Net cash used in operating activities during the six months ended June 30, 2020 was $28.6 million, which consisted of a net loss of $30.7 million, offset by $1.8 million in non-cash charges and a net increase of $0.3 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $1.2 million and depreciation expense of $0.6 million. The net increase in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $1.5 million and an increase in other assets of $0.5 million, partially offset by a decrease of $1.7 million in prepaid expenses and other current assets.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities during the six months ended June 30, 2021 was $83.5 million, consisting primarily of sales and maturities of investments of $84.0 million, offset by purchase of property and equipment of $0.5 million.

Cash used in investing activities during the six months ended June 30, 2020 was $122.3 million, consisting primarily of purchase of investments of $148.2 million and purchase of property and equipment of $2.4 million, offset by sales and maturities of investments of $28.2 million.

Cash Provided by Financing Activities

Cash provided by financing activities during the six months ended June 30, 2021 was $114.1 million, consisting primarily of net proceeds from the follow-on offering of $113.5 million, proceeds received from stock option exercises of $1.2 million and proceeds received from shares issued per employee stock purchase plan of $0.2 million, offset by payments for issuance costs related to the follow-on offering of $0.7 million and principal payments for the finance lease of $0.1 million.

Cash provided by financing activities during the six months ended June 30, 2020 was $161.6 million, consisting primarily of net proceeds from the initial public offering of $164.7 million, offset by payments for issuance costs related to the initial public offering of $3.1 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2021 (in thousands):

	Payments Due by Period
	Up to December 31, 2021	Up to December 31, 2023	Up to December 31, 2025	After December 31, 2025	Total

Operating lease commitments (1)	$1,529	$4,585	$2,450	$2,941	$11,505
Finance lease commitments (2)	132	425	—	—	557
Total	$1,661	$5,010	$2,450	$2,941	$12,062

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 19, 2021 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the quarter ended June 30, 2021, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed on March 19, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2021, we had cash, cash equivalents, and investments of $199.5 million, consisting of U.S. Treasury securities and interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents, and investments. We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

The Company was not exposed to material foreign currency risk during the quarter ended June 30, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in each reporting period since our inception, including net losses of $23.6 million and $15.4 million during the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $183.5 million.

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

We expect to continue to incur significant expenses and increasingly higher operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

▪	continue our research and discovery activities;
▪	continue the development of our proprietary technology platform;
▪	progress our current and any future product candidates through preclinical and clinical development;
▪	initiate and conduct additional preclinical, clinical, or other studies for our product candidates;
▪	work with our CDMOs to manufacture our product candidates for our clinical trials;
▪	continue to establish, operate and ramp-up a manufacturing facility;
▪	change or add additional contract manufacturers or suppliers;
▪	seek regulatory approvals and marketing authorizations for our product candidates;
▪	establish sales, marketing, and distribution infrastructure to commercialize any products for which we obtain approval;
▪	take steps to seek protection of our intellectual property and defend our intellectual property against challenges from third parties;
▪	obtain, expand, maintain, protect, and enforce our intellectual property portfolio;
▪	pursue any licensing or collaboration opportunities;
▪	attract, hire, and retain qualified personnel including clinical, scientific, management, and administrative personnel;
▪	provide additional internal infrastructure to support our continued research and development operations and any planned commercialization efforts in the future;
▪	experience any delays or encounter other issues related to our operations;
▪	implement operations, financial, and management information systems;
▪	meet the requirements and demands of being a public company; and
▪	defend against any product liability claims or other lawsuits related to our products or operations.

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

As of June 30, 2021, we had cash, cash equivalents, and investments of $199.5 million. In April 2021, we also issued common stock in a follow-on public offering which resulted in net proceeds of $112.8 million after deducting the underwriting discounts and commissions and offering expenses. On July 1, 2021, we filed an omnibus shelf registration statement on Form S-3 with the Securities and Exchange Commission that automatically became effective and allows us to undertake various equity and debt offerings. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments will be sufficient to fund our projected operations at least 12 months after the date of issuance of the condensed financial statements. Our estimate as to how long we expect our existing cash, cash equivalents, and investments to be available to fund our operations is based on assumptions that may prove inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

Manufacturing of biologic therapeutics is a complex process and represents a critical path to creating oral biologic product candidates and a key component of our long-term success. We have spent significant resources and plan to continue to spend significant resources to develop our current manufacturing processes and know-how to produce sufficient supply and optimize functionality. While we previously qualified a manufacturing facility located in South San Francisco, we now plan to relocate the manufacturing equipment to a new facility in our new corporate headquarters in South San Francisco later this year. Qualifying our new manufacturing facility is time intensive and costly and we may experience difficulties associated with the transition, including as a result of the COVID-19 pandemic. Although we have successfully manufactured drug supply at our existing internal facility, we will need to do so at our new location and may encounter difficulties. We will continue to rely on third-party manufacturers to execute certain steps in the manufacturing of our product candidates. Accordingly, we will be required to make significant investments to establish our manufacturing facility at our new facility and expand our manufacturing facilities in the future, but such efforts may not succeed.

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

As of June 30, 2021, we had 100 full-time employees. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

The COVID-19 pandemic has impacted and could continue to adversely impact our business including our ongoing and planned clinical trials and preclinical studies.

Since the COVID-19 virus was reported in December 2019 in Wuhan, China, the virus has spread extensively throughout the world, resulting in the World Health Organization characterizing COVID-19 as a pandemic. Currently, the Delta variant of COVID-19 continues to spread as another wave of the pandemic. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the spread or emergence of new variants, duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. While there has been some reopening and reduction of restrictions and we have been able to mitigate the impact of the COVID-19 pandemic on our business to date, we could experience future disruptions that could severely impact our business, current and planned clinical trials and preclinical studies, including:

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

Further, as a result of the COVID-19 pandemic, the extent and length of which is uncertain, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect trial participants from the COVID-19 virus, which may include using telemedicine visits, remote monitoring of patients and clinical sites, and measures to ensure that data from clinical trials that may be disrupted as a result of the pandemic are collected pursuant to the trial protocol and consistent with cGCP, with any material protocol deviation reviewed and approved by the site Institutional Review Board (IRB). Patients who may miss scheduled appointments, any interruption in trial drug supply, or other consequence that may result in incomplete data being generated during a trial as a result of the pandemic must be adequately documented and justified. For example, the FDA issued guidance on March 18, 2020, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describe a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report (or as a separate document) contingency measures implemented to manage the trial, and any disruption of the trial as a result of the COVID-19 pandemic; a list of all trial participants affected by the COVID-19-pandemic related trial disruption by unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or trial, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the trial. In June 2020, the FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs. Additional COVID-19 related guidance released by FDA include guidance addressing resuming normal drug and biologics manufacturing operations; manufacturing, supply chain, and inspections; and statistical considerations for clinical trials during the COVID-19 public health emergency. In view of the spread of the COVID-19 variants, FDA may issue additional guidance and policies that may materially impact our business and clinical development timelines. Changes to existing policies and regulations can increase our compliance costs or delay our clinical plans.

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

In particular, with respect to our most advanced product candidates, AMT-101 and AMT-126, we compete against companies that produce injectable biologic therapeutics such as AbbVie Inc., Eli Lilly and Co., Janssen Pharmaceuticals, Inc., Roche Holding Ltd., and Takeda Pharmaceutical Company Ltd., as well as companies that produce oral products such as Abivax SA, Arena Pharmaceuticals, Inc., Bristol-Myers Squibb Co., Galapagos NV, Gilead Sciences, Inc., Gossamer Bio, Inc., Landos Biopharma, Inc., Morphic Holding, Inc., Pfizer Inc., Prometheus Biosciences, Inc., Protagonist Therapeutics, Inc., and Theravance Biopharma, Inc.

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

Further, the ability of the FDA or other regulatory agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, government shutdowns including as a result of the COVID-19 pandemic, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In response to the COVID-19 public health emergency, the FDA postponed most inspections of foreign manufacturing facilities and routine surveillance inspections of domestic manufacturing facilities in 2020. In May 2021, the FDA issued an updated guidance on manufacturing, supply chain, and drug and biological product inspections, indicating that it intends to continue using other tools and approaches where possible for pre-approval inspections, and that it will continue to conduct “mission-critical” inspections on a case-by-case basis, or, where possible to do so safely, resume prioritized domestic inspections, such as pre-approval and surveillance inspections. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. If a prolonged government shutdown occurs, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Adverse events or other undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA, or other comparable foreign regulatory authorities. AMT-101 is a GI-selective oral fusion of IL-10, and previous clinical trials conducted in the field with systemic IL-10 showed significant toxicities that prevented further development. AMT-126 is a GI-selective oral fusion of IL-22, and in current trials conducted in the field with systemic IL-22, toxicities and adverse events have been observed.

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

In March 2010, the Patient Protection and Affordable Care Act (ACA) was enacted, which includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. The ACA continues to significantly impact the United States’ pharmaceutical industry. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, various portions of the ACA have been subject of legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how this Supreme Court decision, future litigation, and healthcare measures promulgated by the Biden administration will impact the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In 2020, under the Trump administration, HHS and CMS issued final rules in November and December of 2020 that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the Trump administration. The impact of these lawsuits as well as legislative, executive, and administrative actions of the current administration on us and the biopharmaceutical industry as a whole is currently unknown. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products, which could have a material impact on our business.

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

Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. These laws generally prohibit companies and their employees and third party business partners, representatives and agents from engaging in corruption and bribery, including offering, promising, giving, or authorizing the provision of anything of value, either directly or indirectly, to a government official or commercial party in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with government officials, including officials of non-U.S. governments. Additionally, in many countries, healthcare providers are employed by the government, and the purchasers of biopharmaceuticals are government entities; therefore, our dealings with these providers and purchasers are subject to regulation and such healthcare providers and employees of such purchasers may be considered “foreign officials” as defined in the FCPA. Recently, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology companies. In addition to our own employees, we leverage third parties to conduct our business abroad, such as managing our clinical trials and obtaining government licenses and approvals. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of our employees, our third-party business partners, representatives and agents, even if we do not explicitly authorize such activities. There is no certainty that our employees or the employees of our third-party business partners, representatives and agents will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, debarment from U.S. and other government contracts, substantial diversion of management’s attention, significant legal fees and fines, severe criminal or civil sanctions against us, our officers, or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, financial condition and stock price.

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

We may collect, process, use or transfer personal information from individuals located in the European Union in connection with our business, including in connection with conducting clinical trials in the European Union. Additionally, if any of our product candidates are approved, we may seek to commercialize those products in the European Union. The collection and use of personal health data in the European Union are governed by laws, regulations, and directives, including the General Data Protection Regulation (EU) 2016/679 (GDPR). This legislation imposes requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside of the European Economic Area, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping. This legislation imposes significant responsibilities and liabilities in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance. In particular, with respect to cross-border transfers of personal data, judicial and regulatory developments in the European Union have created uncertainty. In a decision issued by the Court of Justice of the European Union (CJEU) on July 16, 2020, the CJEU invalidated one mechanism for cross-border personal data transfer, the EU-U.S. Privacy Shield, and imposed additional obligations on companies, including us, relying on standard contractual clauses (SCCs) issued by the European Commission for cross-border personal data transfers. The European Commission released new SCCs designed to address the CJEU concerns on June 4, 2021. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area (EEA) to the United States to our understanding of current regulatory obligations and guidance of data protection authorities, but the CJEU’s decision, the revised SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results. Any actual or alleged failure to comply with the requirements of the GDPR or other laws, regulations, and directives of the member states of the European Union may result in substantial fines, other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in the election on November 3, 2020. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation such as Colorado and Virginia. Aspects of these state laws remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply.

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

For example, the Biden administration proposed to increase the U.S. corporate income tax rate from 21% to 28%, increase U.S. taxation of international business operations, and impose a global minimum tax. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.

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

The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuation in response to various factors, some of which are beyond our control. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

▪	regulatory or legal developments in the United States and other countries;
▪	developments or disputes concerning patent applications, issued patents, or other proprietary rights;
▪	the recruitment or departure of key personnel;
▪	the level of expenses related to any of our research programs, clinical development programs, or product candidates that we may develop;
▪	the results of our efforts to develop additional product candidates or products;
▪	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
▪	announcement or expectation of additional financing efforts;
▪	sales of our common stock by us, our insiders, or other stockholders;
▪	expiration of market standoff or lock-up agreements;
▪	variations in our financial results or those of companies that are perceived to be similar to us;
▪	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
▪	changes in the structure of healthcare payment systems;
▪	market conditions in the pharmaceutical and biotechnology sectors;
▪	general economic, industry, political, and market conditions, including the impact of the COVID-19 pandemic; and
▪	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If we or our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.

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

We have in the past and may in the future seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. For example, on April 6, 2021, we completed a follow-on offering and issued 2,875,000 shares of our common stock at a price of $42.00 per share. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. On July 1, 2021, we filed an omnibus shelf registration statement on Form S-3 with the Securities and Exchange Commission that automatically became effective and allows us to undertake various equity and debt offerings. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 77% of our voting stock. As a result, this group of stockholders, if they act together, will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Although we expect to cease being an “EGC” after December 31, 2021, we are an “ECG” and the reduced disclosure requirements applicable to EGC may make our common stock less attractive to investors.

We are an “EGC” as defined in the JOBS Act but expect to cease being an EGC after December 31, 2021. For so long as we remain an EGC, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (SOX), not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Pursuant to SOX Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC. Once we cease being an EGC, expected after December 31, 2021, we will also be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We have taken measures to design and implement an effective control environment. However, we cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate or prevent future material weaknesses. If we are unable to successfully maintain internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets, and our stock price may be materially adversely affected. Moreover, we could become subject to investigations by regulatory authorities, which could require additional financial and management resources.

If we are unable to maintain effective internal controls, our business, financial position, and results of operations could be adversely affected.

As a public company, we are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended (Exchange Act), including the requirements of SOX Section 404, which require annual management assessments of the effectiveness of our internal control over financial reporting. Beginning with our Form 10-K for the year ended December 31, 2021, our auditors will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to SOX Section 404.

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

General Risk Factors

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer other breakdowns, cyberattacks, or information security breaches or incidents that could compromise the confidentiality, integrity, and availability of such systems and data, and affect our reputation.

Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors may be vulnerable to damage, compromise, disruption and unauthorized access owing to a variety of causes, including system malfunction, natural disasters, terrorism, war and telecommunication and electrical failure, and inadvertent or intentional actions by our employees, CROs and other contractors, and/or other third parties, or cyber-attacks by malicious third parties. As the cyber-threat landscape evolves, such cyberattacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering, and/or other means. These risks may increase as a result of COVID-19, owing to an increase in our and our CROs’ and other contractors’ personnel working remotely. If a breakdown, disruption, cyberattack, or other information security breach or security incident were to occur and cause interruptions in our operations or loss, corruption, or unavailability of data, or if any of the foregoing were perceived to have occurred, it could subject us to claims, proceedings, or other liabilities and may result in a material disruption of our development programs and our business operations, which could lead to significant delays or setbacks in our research and other further development and commercialization of our product candidates. For example, the loss of clinical trial data from completed, ongoing, or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, disruptions of, or security breaches or other incidents of, our information technology systems or those of our future CROs and other contractors and consultants could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure or dissemination of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to loss, damage, or unavailability of, or unauthorized access to, or use, alteration, or disclosure or dissemination of, personal information or other data we or our contractors or consultants process or maintain, including personal information regarding clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

We also rely on third parties to manufacture our product candidates, and similar events relating to their information technology systems could also have a material adverse effect on our business. There can be no assurance that we, our CROs or other contractors, or our business counterparts will be successful in efforts to detect, prevent, or fully recover systems or data, including data or information that we process or maintain or that is processed or maintained by our CROs, other contractors, or business counterparts, from all breakdowns, service interruptions, or attacks on, or breaches or incidents of systems that could adversely affect our business and operations and/or result in the loss, corruption, or unavailability of data or other information, or inappropriate disclosure or dissemination of any such information, or events or circumstances leading to the perception that any of these have occurred, which could result in financial, legal, business, or reputational harm to us, including claims, litigation, governmental investigations and proceedings, and fines, penalties, and other liabilities. Further, notification and follow-up actions related to a security incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or other security incident.

The insurance we maintain may not be adequate to compensate us for the potential losses arising from any such disruption in or, failure or security breach or incident of or impacting, our systems or third-party systems where information important to our business operations or commercial development is stored. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

Applied Molecular Transport Inc.

Date: August 10, 2021	By:	/s/ Tahir Mahmood
Tahir Mahmood, Ph.D.
Co-Founder and Chief Executive Officer

Date: August 10, 2021	By:	/s/ Shawn Cross
Shawn Cross
Chief Financial Officer