Form 10-Q
period 2021-09-30
Applied Molecular Transport Inc.
filed 2021-11-10
CIK 1801777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File Number: 001-39306

APPLIED MOLECULAR TRANSPORT INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-4481426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
450 East Jamie Court South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 650-392-0420

1 Tower Place, Suite 850

South San Francisco, California, 94080

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 3, 2021, the registrant had 38,489,589 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Applied Molecular Transport Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$152,455	$5,843
Short-term investments	30,069	124,026
Prepaid expenses	4,503	1,311
Other current assets	634	321
Total current assets	187,661	131,501
Property and equipment, net	6,445	8,447
Operating lease right-of-use assets, net	11,173	—
Finance lease right-of-use assets, net	700	—
Restricted cash	1,025	108
Other assets	52	127
Total assets	$207,056	$140,183
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,411	$3,174
Accrued expenses	5,915	4,173
Operating lease liabilities, current	2,164	—
Finance lease liabilities, current	242	—
Deferred rent, current	—	83
Capital lease obligations, current	—	232
Total current liabilities	9,732	7,662
Operating lease liabilities	9,582	—
Finance lease liabilities	221	—
Deferred rent	—	444
Capital lease obligations	—	404
Total liabilities	19,535	8,510
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value, 450,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 38,475,160 and 35,121,360 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	396,958	271,000
Accumulated other comprehensive income	1	27
Accumulated deficit	(209,442)	(139,358)
Total stockholders’ equity	187,521	131,673
Total liabilities and stockholders’ equity	$207,056	$140,183

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$18,350	$13,395	$49,765	$39,185
General and administrative	7,641	3,428	20,333	8,404
Total operating expenses	25,991	16,823	70,098	47,589
Loss from operations	(25,991)	(16,823)	(70,098)	(47,589)
Interest income, net	5	59	104	187
Other expense, net	(6)	(29)	(90)	(81)
Net loss	$(25,992)	$(16,793)	$(70,084)	$(47,483)
Net loss per share, basic and diluted	$(0.68)	$(0.48)	$(1.88)	$(2.53)
Weighted-average shares of common stock outstanding, basic and diluted	38,437,096	34,767,308	37,273,178	18,770,153
Comprehensive loss:
Net loss	$(25,992)	$(16,793)	$(70,084)	$(47,483)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(5)	29	(26)	37
Amounts recognized for net realized gains included in net loss	—	—	—	(19)
Total comprehensive loss	$(25,997)	$(16,764)	$(70,110)	$(47,465)

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
As of December 31, 2020	35,121,360	$4	$271,000	$27	$(139,358)	$131,673
Exercise of common stock options	129,290	—	397	—	—	397
Stock-based compensation expense	—	—	1,951	—	—	1,951
Unrealized loss on investments	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(20,462)	(20,462)
As of March 31, 2021	35,250,650	$4	$273,348	$25	$(159,820)	$113,557
Issuance of common stock upon follow-on offering, net of underwriters' commission and issuance costs of $7,947	2,875,000	—	112,801	—	—	112,801
Issuance of common stock from employee stock purchase plan	10,549	—	276	—	—	276
Exercise of common stock options	214,791	—	772	—	—	772
Stock-based compensation expense	—	—	4,333	—	—	4,333
Unrealized loss on investments	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(23,630)	(23,630)
As of June 30, 2021	38,350,990	$4	$391,530	$6	$(183,450)	$208,090
Exercise of common stock options	124,170	—	491	—	—	491
Stock-based compensation expense	—	—	4,937	—	—	4,937
Unrealized loss on investments	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(25,992)	(25,992)
As of September 30, 2021	38,475,160	$4	$396,958	$1	$(209,442)	$187,521

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

										Accumulated
	Convertible Preferred Stock								Additional	Other		Total
	Series A		Series B		Series C		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
As of December 31, 2019	5,157,213	$32,826	3,992,919	$30,921	4,816,160	$41,868	7,360,738	$1	$1,078	$13	$(72,794)	$(71,702)
Exercise of common stock options	—	—	—	—	—	—	73,594	—	58	—	—	58
Stock-based compensation expense	—	—	—	—	—	—	—	—	557	—	—	557
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	—	—	—	(15,311)	(15,311)
As of March 31, 2020	5,157,213	$32,826	3,992,919	$30,921	4,816,160	$41,868	7,434,332	$1	$1,693	$19	$(88,105)	$(86,392)
Conversion of convertible preferred stock into common stock	(5,157,213)	(32,826)	(3,992,919)	(30,921)	(4,816,160)	(41,868)	13,966,292	1	105,614	—	—	105,615
Issuance of common stock upon initial public offering, net of underwriters' commission and issuance costs of $16,477	—	—	—	—	—	—	12,650,000	1	160,622	—	—	160,623
Stock-based compensation expense	—	—	—	—	—	—	—	—	659	—	—	659
Net unrealized gains on investments	—	—	—	—	—	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	—	—	—	—	(15,379)	(15,379)
As of June 30, 2020	—	$—	—	$—	—	$—	34,050,624	$3	$268,588	$2	$(103,484)	$165,109
Exercise of common stock options	—	—	—	—	—	—	829,787	—	87	—	—	87
Stock-based compensation expense	—	—	—	—	—	—	—	—	762	—	—	762
Unrealized gains on investments	—	—	—	—	—	—	—	—	—	29	—	29
Net loss	—	—	—	—	—	—	—	—	—	—	(16,793)	(16,793)
As of September 30, 2020	—	$—	—	$—	—	$—	34,880,411	$3	$269,437	$31	$(120,277)	$149,194

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(70,084)	$(47,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,221	1,978
Depreciation and amortization	2,403	1,035
Non-cash operating lease expense	2,117	—
Loss on disposal of property and equipment	71	2
Net accretion of discounts on investments	(69)	(64)
Changes in operating assets and liabilities:
Prepaid expenses	(3,192)	(1,284)
Other current assets	(313)	(73)
Other assets	75	505
Accounts payable	(1,807)	553
Accrued expenses	1,520	2,643
Operating lease liabilities	(2,071)	—
Deferred rent, current	—	52
Capital lease obligations, current	—	52
Deferred rent	—	(53)
Capital lease obligations	—	(52)
Net cash used in operating activities	(60,129)	(42,189)
Investing activities
Proceeds from sales and maturities of investments	94,000	42,237
Purchases of property and equipment	(906)	(4,157)
Purchases of investments	—	(158,170)
Net cash provided by (used in) investing activities	93,094	(120,090)
Financing activities
Proceeds from follow-on offering, net of underwriters' commission	113,505	—
Proceeds from exercise of common stock options	1,660	145
Proceeds from issuance of common stock from employee stock purchase plan	276	—
Payments of issuance costs for follow-on offering	(704)	—
Principal payments on finance lease liabilities	(173)	—
Proceeds from initial public offering, net of underwriters' commission	—	164,703
Payments of issuance costs for initial public offering	—	(3,948)
Principal payments on capital lease obligations	—	(34)
Net cash provided by financing activities	114,564	160,866
Net increase (decrease) in cash, cash equivalents and restricted cash	147,529	(1,413)
Cash, cash equivalents and restricted cash, beginning of period	5,951	12,835
Cash, cash equivalents and restricted cash, end of period	$153,480	$11,422
Supplemental cash flow data:
Cash paid for interest on finance lease liabilities	$25	$—
Cash paid for interest on capital lease obligations	$—	$4
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$266	$848
Conversion of convertible preferred stock into common stock	$—	$105,615
Equipment acquired through capital lease	$—	$626

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Notes to the Condensed Financial Statements

(unaudited)

1. Business and Principal Activities

Description of Business

Applied Molecular Transport Inc. (the Company) is a clinical-stage biopharmaceutical company leveraging its proprietary technology platform to design and develop a pipeline of novel oral biologic product candidates to treat autoimmune, inflammatory, metabolic, and other diseases. The Company is building a portfolio of oral product candidates based on its technology platform including its most advanced product candidate, AMT-101, a gastrointestinal (GI)-selective oral fusion of interleukin-10 (IL-10) and the Company’s proprietary carrier molecule. The Company is actively enrolling and dosing patients globally across multiple Phase 2 clinical trials of AMT-101 in ulcerative colitis (UC) and other inflammatory indications following the completion of a Phase 1b clinical trial in patients with UC. The Company’s second product candidate, AMT-126, is a GI-selective oral fusion of interleukin-22 (IL-22) and the Company’s proprietary carrier molecule, which is currently in development for diseases related to intestinal epithelial (IE) barrier function defects driven by activation of the innate immune system. The Company is currently enrolling subjects in a Phase 1 clinical trial with AMT-126. The Company’s proprietary technology platform enables it to design and develop various oral biologic therapeutic modalities, such as peptides, proteins, full-length antibodies, antibody fragments, and ribonucleic acid (RNA) therapeutics, with the potential for significant advantages over existing marketed and development-stage drugs.

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

Liquidity and Capital Resources

Management believes that its existing cash, cash equivalents, and investments as of September 30, 2021 will be sufficient to allow the Company to fund its current operating plan through at least 12 months after the date of issuance of these condensed financial statements.

The Company has incurred significant losses and negative cash flows from operations since its inception. As of September 30, 2021, the Company had an accumulated deficit of $209.4 million and does not expect positive cash flows from operations in the foreseeable future. The Company expects to incur significant and increasing losses until regulatory approval is granted and successful commercialization is achieved for any of its product candidates. Regulatory approval is not guaranteed and may never be obtained. The Company has historically financed its operations primarily through private placements of its convertible preferred stock and sale of common stock upon the completion of both its IPO, which was completed in June 2020, and its follow-on offering, which was completed in April 2021. The Company may seek to raise additional capital through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

Risks and Uncertainties

The extent to which the COVID-19 pandemic impacts the Company’s business will depend on future developments which are highly uncertain and cannot be predicted, such as the duration of the outbreak, the impact of new COVID-19 variants, the deployment of COVID-19 vaccines and the extent to which the Company’s staff is vaccinated, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the extent of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. Beginning the week of March 16th, 2020, certain workforce of the Company began working from home, and a portion of the Company’s workforce continues to work remotely. While the disruptions related to the COVID-19 pandemic have eased, disruptions caused by the COVID-19 pandemic, including the effects of the stay-at-home orders and work-from-home policies, may impact productivity, may result in increased operational expenses, certain adjustments to the operations of the Company’s clinical trials, the suspension of enrollment of new patients at the Company’s clinical trial sites, delays in activating new clinical trial sites, and delays in certain supply chain activities and collecting and analyzing data from patients in the Company’s clinical trial, and may further disrupt the business and delay the development programs and regulatory timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct business in the ordinary course. For example, as a result of ongoing COVID-19 research and the current global supply chain issues, there is currently limited availability for certain resources required to conduct some of our preclinical studies and clinical trials, which may result in longer lead times, increased costs, and delays in completing preclinical studies and clinical trials. As a result, research and development expenses and general and administrative expenses may increase significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of the clinical trials and other related business activities and as the Company implements mitigation strategies to offset the impact of the pandemic on development programs and regulatory timelines. The Company continues to monitor the pandemic and the potential length and depth of the resulting economic impact on the Company’s financial condition and results of operations as of September 30, 2021.

2. Summary of Significant Accounting Policies

Condensed Financial Statements (Unaudited)

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2020, was derived from the Company’s audited financial statements. The results of operations during the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period.

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

Restricted Cash

As of September 30, 2021, restricted cash is comprised of two collateral accounts related to letters of credit issued on behalf of the Company for the security deposits on the leased and subleased properties in South San Francisco. The collateralized cash in connection with the letters of credit is classified as restricted cash on the condensed balance sheet based on the terms of the agreements. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed statements of cash flows (in thousands):

	September 30,	September 30,
	2021	2020
Cash and cash equivalents	$152,455	$11,314
Restricted cash	1,025	108
Total cash, cash equivalents and restricted cash	$153,480	$11,422

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

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss is recognized when the remaining book value of an asset is not recoverable. There was no impairment on long-lived assets during the nine months ended September 30, 2021 and 2020, respectively.

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued a Accounting Standard Update (ASU) No. 2016-02, Leases (ASC 842), and its associated amendments, that establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months and disclose key information about leasing arrangements. The Company adopted ASC 842 on January 1, 2021 using the modified retrospective approach. Leases have been classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the condensed statements of operations and comprehensive loss.

At the inception of an arrangement, the Company determines if an arrangement is, or contains, a lease based on the facts and circumstances present in that arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For arrangements that contain a lease, the Company (i) identifies lease and non-lease components, (ii) determines the consideration in the contract, (iii) determines whether the lease is an operating or finance lease; and (iv) recognizes lease ROU assets and liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. Accordingly, the Company uses the incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Most leases include options to renew and/or terminate the lease, which can impact the lease term. The exercise of these options is at the Company’s discretion. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

The Company has operating leases for its corporate offices, laboratory, manufacturing and warehouse facilities, and a contract research organization (CRO) embedded lease arrangement. Fixed lease payments on operating leases are recognized as lease expense over the expected term of the lease on a straight-line basis. Variable lease expenses that are not considered fixed are recognized as incurred. Fixed and variable lease expense on operating leases is recognized within operating expenses within the Company’s condensed statements of operations and comprehensive loss.

The Company has finance leases for lab and manufacturing equipment. Interest expense from fixed payments on finance leases is recognized using the effective interest method. Finance lease ROU asset amortization and interest expense are recorded within operating expenses and interest income, net, respectively, within the Company’s condensed statements of operations and comprehensive loss.

The Company has elected the short-term lease exemption and, therefore, does not recognize an ROU asset or corresponding liability for lease arrangements with an original term of 12 months or less.

Research and Development Expenses

Research and development expenses are expensed as incurred. Research and development expenses include personnel costs related to research and development activities, materials costs, external clinical product candidate manufacturing and clinical trial costs, outside services costs, repair, maintenance and depreciation costs for research and development equipment, as well as facility costs for laboratory space used for research and development activities.

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

Stock-Based Compensation Expense

The Company maintains both an equity incentive plan and an employee stock purchase plan (ESPP) as long-term incentives for its employees, consultants and directors. The equity incentive plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock grants and restricted stock units. The ESPP has an offering period of two years comprised of four purchase periods. The ESPP allows employees to purchase shares of the Company’s common stock each purchase period based on a percentage of their compensation subject to certain limits. As of September 30, 2021, no stock appreciation rights, restricted stock grants, restricted stock units or performance-based awards were issued.

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

Fair Value Measurements

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

As of September 30, 2021 and December 31, 2020, fair value measurements consisted mainly of cash equivalents and investments. The carrying amounts of these instruments approximated their fair value.

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

The Company adopted the new standard on January 1, 2021 using the modified retrospective approach. The Company has elected to apply the transition method that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the condensed financial statements and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit on the date of adoption. The Company has elected to combine lease components (for example fixed rent payments) with non-lease components (for example, common-area maintenance costs) on the facilities, lab equipment and CRO embedded lease asset classes. The Company also elected the “package of practical expedients”, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Lastly, the Company elected a practical expedient to use hindsight in determining the lease term for all its leases.

Results for reporting periods beginning after January 1, 2021 are presented under the new standard, while prior period amounts have not been adjusted and continue to be reported under the accounting standards in effect for the prior period. Upon adoption of the new lease standard on January 1, 2021, the Company capitalized operating lease ROU assets of $6.0 million, with opening adjustments of $0.5 million related to deferred rent existing as of the transition date, and $6.5 million of operating lease liabilities, within the Company’s condensed balance sheets. There was no impact to the finance lease ROU asset and the finance lease liabilities upon adoption. In connection with operating and finance leases, there was no impact to the accumulated deficit upon the adoption of the new standard on January 1, 2021.

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

3. Fair Value Measurements

As of September 30, 2021, the Company held $30.1 million of investment securities, comprised of U.S. Treasury securities.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Financial instruments classified within Level 2 of the fair value hierarchy are valued based on other observable inputs. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, or historical pricing trends of a security relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company assesses the inputs and methods used to determine the fair value and classify securities according to the fair value hierarchy.

The carrying amounts of cash equivalents and investments approximate their fair value based upon quoted market prices. Certain of the Company’s financial instruments are recorded at amounts that approximate their fair value, rather than at fair value on a recurring basis, due to their liquid or short-term nature, such as cash, accounts payable and accrued expenses.

There were no unrealized losses on short-term investments as of September 30, 2021. The Company did not recognize an allowance for credit losses as of September 30, 2021.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		September 30, 2021
	Fair Value		Gross	Gross
	Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds invested in U.S. government obligations(1)	Level 1	$151,462	$—	$—	$151,462
Short-term investments:
U.S. Treasury securities	Level 2	30,068	1	—	30,069
Total		$181,530	$1	$—	$181,531
(1)	Included in cash and cash equivalents on the condensed balance sheet

		December 31, 2020
	Fair Value		Gross	Gross
	Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds invested in U.S. government obligations(1)	Level 1	$4,844	$—	$—	$4,844
Short-term investments:
U.S. Treasury securities	Level 2	123,998	28	—	124,026
Total		$128,842	$28	$—	$128,870
(1)	Included in cash and cash equivalents on the condensed balance sheet

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Laboratory and manufacturing equipment	$8,470	$8,022
Leasehold improvements	2,607	2,550
Computer and office equipment	255	201
Construction in progress	505	162
Capital leases	—	959
Total property and equipment, gross	11,837	11,894
Accumulated depreciation	(5,392)	(3,447)
Total property and equipment, net	$6,445	$8,447

Depreciation was $0.8 million and $0.4 million during the three months ended September 30, 2021 and 2020, respectively. Depreciation was $2.3 million and $1.0 million during the nine months ended September 30, 2021 and 2020, respectively.

Capital leases consisted of laboratory and manufacturing equipment subject to capital leases. Depreciation on capital lease assets was insignificant during three and nine months ended September 30, 2020. The accumulated depreciation on capital lease assets was $0.1 million as of December 31, 2020.

Right-of-Use Assets, Net

Right-of-use assets, net consisted of the following as of September 30, 2021 (in thousands):

	Operating Leases	Finance Leases	Total
Right-of-use assets	$13,069	$959	$14,028
Accumulated amortization	(1,896)	(259)	(2,155)
Right-of-use assets, net	$11,173	$700	$11,873

Lease expense from operating lease right-of-use assets during the three and nine months ended September 30, 2021 was $0.8 million and $2.1 million, respectively. Amortization expense from finance lease right-of-use assets during the three and nine months ended September 30, 2021 was insignificant and $0.1 million, respectively.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Compensation expenses	$3,022	$2,389
Research and development expenses	1,679	1,303
Professional services	231	241
Property and equipment	222	125
Other	761	115
Total accrued expenses	$5,915	$4,173

Accrued research and development expenses were primarily related to clinical trials, preclinical studies, contract manufacturing and materials.

5. Leases

Operating Leases

In December 2016, the Company entered into an operating lease agreement for its former principal office in South San Francisco, California. The lease term expires in August 2024. Under the lease agreement, the Company has two three-year renewal options through August 2030. In October 2021, the Company obtained consent from the landlord to sublease the space. See Note 10.

In October 2019, the Company entered into a sublease, as a lessee, for office, manufacturing and laboratory space located in South San Francisco, California. The sublease term expires in May 2022. Under the lease agreement, the Company has a five-year renewal option through May 2027.

In September 2020, the Company entered into a lease agreement for warehouse space in South San Francisco, California. In July 2021, the Company amended the lease agreement to extend the term of the lease for an additional 96 months to July 2029 and expand the leased premises. In July 2021, the Company occupied the expanded space. Under the amended lease agreement, the Company has a two-year renewal option through July 2031.

In February 2021, the Company entered into a lease agreement for laboratory, manufacturing, warehouse and office space in South San Francisco, California. In June 2021, the Company began occupying a portion of the property and will occupy the remainder of the space in October 2021. The lease term will be eight years once the Company fully occupies the property as its principal office in October 2021. Under the lease agreement, the Company has two five-year renewal options. Total minimum future lease payments for the lease term are $47.2 million.

Finance Leases

During 2019, the Company entered into three finance lease agreements for certain laboratory and manufacturing equipment. Two of the leases commenced during 2019 and the third lease commenced during 2020.

The following table summarizes total lease expense during the three and nine months ended September 30, 2021 (in thousands):

	Condensed Statements of Operations and Comprehensive Loss Classification	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating lease expense	Operating expenses	$864	$2,117
Finance lease expense:
Amortization of right-of-use assets	Operating expenses	48	144
Interest on lease liabilities	Interest income, net	7	25
Variable lease expense	Operating expenses	258	724
Short-term lease expense	Operating expenses	9	24
Total lease expense		$1,186	$3,034

Rent expense during the three and nine months ended September 30, 2020 was $0.5 million and $1.5 million, respectively.

The following table summarizes supplemental cash flow information during the nine months ended September 30, 2021 (in thousands):

Nine Months Ended September 30, 2021
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$2,071
Operating cash flows from finance leases	25
Financing cash flows from finance leases	173
Right-of-use asset obtained in exchange for new operating lease liability	7,056

The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of September 30, 2021 (in thousands):

	Operating Leases	Finance Leases	Total
2021 (remaining three months)	$775	$66	$841
2022	2,532	254	2,786
2023	2,587	171	2,758
2024	2,162	—	2,162
2025	1,195	—	1,195
Thereafter	4,646	—	4,646
Total undiscounted lease liabilities	13,897	491	14,388
Less: Interest	(2,151)	(28)	(2,179)
Total discounted lease liabilities	11,746	463	12,209
Less: Lease liabilities, current	(2,164)	(242)	(2,406)
Lease liabilities, non-current	$9,582	$221	$9,803

The following table summarizes lease terms and discount rates as of September 30, 2021:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	5.77	1.93
Weighted-average discount rate	5.02%	5.94%

6. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of September 30, 2021 and December 31, 2020, and no material legal proceedings are currently pending or threatened.

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company also maintains director and officer insurance, which may cover certain liabilities arising from the Company’s obligation to indemnify directors and officers. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification provisions and is not currently aware of any indemnification claims.

COVID-19

The full extent of the impact of the COVID-19 pandemic on financial markets, economies worldwide and the Company’s business is highly uncertain. As of September 30, 2021, the Company was not aware of any contingencies and no estimates were recorded on its condensed financial statements as a result of COVID-19.

7. Common Stock

As of September 30, 2021 and December 31, 2020, the Company was authorized to issue 450,000,000 shares of $0.0001 par value common stock. Common stockholders are entitled to dividends if and when declared by the Board of Directors of the Company (Board of Directors). The holder of each share of common stock is entitled to one vote. As of September 30, 2021, no dividends were declared.

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	September 30,	December 31,
	2021	2020
Stock options, issued and outstanding	4,545,028	3,506,599
Stock options, authorized for future issuance	3,618,634	3,369,246
ESPP, available for future grants	654,671	314,006
Total	8,818,333	7,189,851

8. Stock-Based Compensation Expense

2020 Equity Incentive Plan

The Company’s 2020 Equity Incentive Plan (the 2020 Plan) provides for the granting of incentive stock options (ISO), non-statutory stock options (NSO), restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to employees, directors, and consultants. The Company initially reserved for issuance shares of common stock pursuant to the 2020 Plan. The shares authorized for the 2020 Plan increase annually by the lesser of (i) 3,140,062 shares, (ii) 5% of the shares of the Company’s common stock outstanding on the last day of its immediately preceding fiscal year, or (iii) such other amount as determined by the Company’s Board of Directors. Accordingly, effective January 1, 2021, the number of shares in the 2020 Plan increased by 1,756,068 shares, representing 5% of the prior year end’s common stock outstanding. As of September 30, 2021, 3,618,634 shares of common stock remained available for future issuance under the 2020 Plan.

Options under the 2020 Plan may be granted for periods of up to 10 years and at prices no less than 100% of the estimated fair value of the underlying shares of common stock on the date of grant as determined by the Board of Directors provided that the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. The 2020 Plan requires that options be exercised no later than 10 years after the grant. Options granted to employees generally vest ratably on a monthly basis over four years, subject to vesting restrictions.

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

The following summarizes stock option activity:

	Options Outstanding
	Shares Available for Grant	Total Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in thousands)
Outstanding as of December 31, 2020	3,369,246	3,506,599	$6.27	8.79	$85,975
Additions	1,756,068	—	—
Granted	(1,906,176)	1,906,176	51.30
Exercised	—	(468,251)	3.54
Cancelled	399,496	(399,496)	18.56
Outstanding as of September 30, 2021	3,618,634	4,545,028	$24.36	8.66	$54,378
Exercisable as of September 30, 2021	—	1,380,972	$9.30	7.85	$26,856

The weighted-average grant-date fair value of the options granted during the three and nine months ended September 30, 2021 was $20.27 per share and $33.22 per share, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2021 was $4.1 million and $18.9 million, respectively.

As of September 30, 2021, the Company had $60.4 million of unrecognized stock-based compensation expense, related to options granted but not yet amortized, which will be recognized over a weighted-average period of approximately 2.77 years.

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

The shares authorized for the 2020 ESPP increase annually by the lesser of (i) 628,012 shares, (ii) 1% of the Company’s common stock shares outstanding on the last day of its immediately preceding fiscal year, or (iii) such other amount as determined by the Company’s Board of Directors. Accordingly, effective January 1, 2021, the number of shares in the 2020 ESPP increased by 351,214 shares, representing 1% of the prior year end’s common stock outstanding. As of September 30, 2021, 654,671 shares of common stock remained available for future issuance under the 2020 ESPP.

The Company began recording stock-based compensation expense for its ESPP on January 1, 2021. During the three and nine months ended September 30, 2021, the Company recorded $0.1 million and $0.2 million, respectively, of stock-based compensation expense related to the ESPP. The fair value of stock-based compensation expense applicable to the ESPP was estimated using the following weighted-average assumptions:

Nine Months Ended
September 30, 2021
Expected term in years	1.18
Expected volatility	70.52%
Risk-free interest rate	0.11%
Expected dividend yield	—

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$2,466	$523	$5,756	$1,269
General and administrative	2,471	239	5,465	709
Total stock-based compensation expense	$4,937	$762	$11,221	$1,978

9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(25,992)	$(16,793)	$(70,084)	$(47,483)
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share	38,437,096	34,767,308	37,273,178	18,770,153
Net loss per share, basic and diluted	$(0.68)	$(0.48)	$(1.88)	$(2.53)

The Company’s basic net loss per share was the same as its diluted net loss per share for all the periods presented as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	September 30,
	2021	2020
Total stock options outstanding	4,545,028	3,527,548

10. Subsequent Event

In October 2021, the Company obtained consent from its landlord to sublease its former principal office space in South San Francisco, California. The term of the sublease is for 34 months and expires in August 2024. Total minimum future sublease payments for the lease term are $4.3 million. The Company received a security deposit of approximately $0.2 million and will classify the amount as restricted cash on its condensed balance sheets.

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

Overview

We are a clinical-stage biopharmaceutical company leveraging our proprietary technology platform to design and develop a pipeline of novel oral biologic product candidates to treat autoimmune, inflammatory, metabolic, and other diseases. Our proprietary technology platform allows us to exploit existing natural cellular trafficking pathways to facilitate the active transport of diverse therapeutic payloads across the IE barrier. Active transport is an efficient mechanism that uses the cell’s own machinery to transport materials across the IE barrier. We believe that our ability to exploit this mechanism is a key differentiator of our approach. We are developing oral biologic product candidates in patient-friendly dosage forms that are designed for either targeting local GI tissue or entering systemic circulation to precisely address the relevant biology of a disease. We are building a portfolio of oral product candidates based on our technology platform including our most advanced product candidate, AMT-101, a GI-selective oral fusion of IL-10 and our proprietary carrier molecule. We are enrolling patients globally across multiple Phase 2 clinical trials of AMT-101 in UC and other inflammatory indications following the completion of a Phase 1b clinical trial in patients with ulcerative colitis (UC).

Following the Company’s R&D Day event, we were notified of a potential imbalance in the planned 1:1 randomization in the Phase 2 MARKET combination trial of oral AMT-101 with anti-TNFα in moderate-to-severe ulcerative colitis patients. Upon confirmation of the imbalance, the Company now anticipates increasing total enrollment from 30 patients to between 40 and 50 patients. The trial has been and continues to be blinded. Top-line data are now expected in the first half of 2022.  Anticipated top-line data readout timing for the AMT-101 Phase 2 FILLMORE, LOMBARD and CASTRO trials remains consistent with previous guidance.

Our second product candidate, AMT-126, is a GI-selective oral fusion of IL-22 and our proprietary carrier molecule currently in development for diseases related to IE barrier function defects driven by activation of the innate immune system. We are currently enrolling subjects in a Phase 1 clinical trial with AMT-126. Our proprietary technology platform enables us to design and develop various oral biologic therapeutic modalities, such as peptides, proteins, full-length antibodies, antibody fragments, and RNA therapeutics, with the potential for significant advantages over existing marketed and development-stage drugs.

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

Manufacturing of protein therapeutics is a complex process that represents a critical path to creating oral biologic therapeutics and a key component for our long-term success. To date, we have spent significant resources on developing our current manufacturing processes and know-how to produce sufficient product candidate supply for our preclinical studies and clinical trials and to optimize the functionality of our product candidates. We expect to continue to do so in the future. While we have successfully manufactured AMT-101 and AMT-126 product candidate supply using our current good manufacturing process (cGMP) at our internal facility in South San Francisco and third-party contract manufacturers, we may need to increase the scale of our manufacturing operations to manufacture sufficient quantities needed to advance any of our product candidates in ongoing and planned preclinical studies and clinical trials. Accordingly, we may be required to make significant investments to expand our manufacturing capabilities in the future.

In addition to our internal manufacturing facility, we expect to continue to rely on third parties to execute all or certain steps in the manufacturing process of our product candidates to support our preclinical studies and clinical trials, as well as for commercial manufacture if any of our product candidates obtain marketing approval in the future. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our product candidates, as well as for our commercial products if marketing approval is obtained. We believe our strategy for having both internal and external cGMP manufacturing capabilities allows us to maintain a significant degree of control and flexibility over our supply chain.

Since the date of our incorporation, we have incurred significant losses and negative cash flows from operations. During the three and nine months ended September 30, 2021, we incurred a net loss of $26.0 million and $70.1 million, respectively, and used $60.1 million of cash in operations during the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $209.4 million. We do not expect positive cash flows from operations in the foreseeable future, if ever. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

To date, we have financed our operations primarily through the private placements of convertible preferred stock and the issuance of common stock upon the completion of both our IPO and our follow-on offering. We completed our IPO in June 2020 and received net proceeds of approximately $160.6 million after deducting underwriting discounts and commissions and offering costs. We also completed a follow-on offering in April 2021 and received net proceeds of approximately $112.8 million after deducting underwriting discounts, commissions and offering costs.

We expect our expenses will increase significantly in connection with our ongoing activities, as we:

▪	advance product candidates through preclinical studies and clinical trials;
▪	pursue regulatory approval of product candidates;
▪	continue to invest in our technology platform;
▪	seek marketing approvals for any product candidates that successfully complete clinical trials;
▪	implement operational, financial and management information systems;
▪	hire additional personnel;
▪	buildout and expand our internal manufacturing capabilities;
▪	continue to operate as a public company;
▪	expand our pipeline of product candidates;
▪	obtain, maintain, expand, and protect our intellectual property portfolio; and
▪	establish a sales, marketing, and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval and related commercial manufacturing build-out.

As a result, we will require substantial additional capital to develop our product candidates and fund operations for the foreseeable future. Until such time as we can generate sufficient revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources of financing. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, and could force us to delay, reduce or eliminate our drug development or future commercialization efforts. We may also be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. The amount and timing of our future funding requirements will depend on many factors including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments will be sufficient to fund our planned operations through at least the next 12 months. We have based this projection on assumptions that may be inaccurate and as a result, we may utilize our capital resources sooner than we expect.

COVID-19

As a result of the COVID-19 pandemic, we have experienced disruptions to our business and could experience disruptions that severely impact our business. For example, the COVID-19 pandemic could result in delays to our clinical trials and preclinical studies for numerous reasons including difficulties in enrolling patients or healthy volunteers, diversion of healthcare resources away from the conduct of clinical trials, delays in activating clinical trial sites or receiving regulatory approvals to initiate clinical trials, and delays in receiving supplies to conduct clinical trials and preclinical studies. As of September 30, 2021, we were not aware of any significant contingencies and no estimates were recorded on our condensed financial statements.

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
▪

contract manufacturing—expenses associated with manufacturing clinical trial materials including under agreements with contract development and manufacturing organizations (CDMOs) and other vendors; and

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

To date, the vast majority of these expenses have been incurred to develop our most advanced product candidate, AMT-101. We expect that significant additional spending will be required to progress AMT-101 through the remainder of the clinical development phases. These expenses will primarily consist of expenses for the administration of clinical studies as well as manufacturing costs for clinical product candidate supply.

In addition, we have incurred expenses in connection with our second product candidate, AMT-126, including expenses for preclinical studies and clinical trials. We expect to continue to incur significant additional spending as we progress AMT-126 through clinical trials. We have also incurred minimal expenses to expand our development pipeline and for general discovery research. We expect spending for these early-stage research and development activities to increase for the foreseeable future. Research and development expenses are recognized as they are incurred. If deposits are required by external vendors, the deposit is included as a prepaid expense until the related services are provided.

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

Results of Operations

Comparisons of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020	Change
(in thousands)
Operating expenses:
Research and development	$18,350	$13,395	$4,955
General and administrative	7,641	3,428	4,213
Total operating expenses	25,991	16,823	9,168
Loss from operations	(25,991)	(16,823)	(9,168)
Interest income, net	5	59	(54)
Other expense, net	(6)	(29)	23
Net loss	$(25,992)	$(16,793)	$(9,199)

Research and Development Expenses

Research and development expenses were $18.4 million during the three months ended September 30, 2021, compared to $13.4 million during the three months ended September 30, 2020. The overall increase in research and development expenses was primarily related to an increase in expenses associated with compensation due to an increase in headcount, along with increases in facility related expenses, clinical trials, and materials, partially offset by a decrease in preclinical studies and contract manufacturing. In particular, clinical trials expense increased primarily due to the initiation of Phase 1 clinical trials for our second product candidate, AMT-126. The following table sets forth the primary external and internal research and development expenses for the periods presented below (in thousands):

	Three Months Ended September 30,
	2021	2020	Change

External expenses:
Clinical trials	$4,674	$4,134	$540
Materials	1,967	1,311	656
Preclinical studies	363	1,393	(1,030)
Contract manufacturing	278	625	(347)
Other research and development	462	425	37
Internal expenses:
Personnel	7,675	3,320	4,355
Equipment, depreciation, and facilities	2,931	2,187	744
Total research and development expenses	$18,350	$13,395	$4,955

General and Administrative Expenses

General and administrative expenses were $7.6 million during the three months ended September 30, 2021, compared to $3.4 million during the three months ended September 30, 2020. The overall increase in general and administrative expenses was primarily related to an increase of $3.0 million in personnel and administrative costs due to an increase in headcount and an increase of $1.0 million in professional fees.

Interest Income, Net

Interest income, net was insignificant during each of the three months ended September 30, 2021 and September 30, 2020.

Other Expense, Net

Other expense, net was insignificant during each of the three months ended September 30, 2021 and September 30, 2020.

Results of Operations

Comparisons of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	Change
(in thousands)
Operating expenses:
Research and development	$49,765	$39,185	$10,580
General and administrative	20,333	8,404	11,929
Total operating expenses	70,098	47,589	22,509
Loss from operations	(70,098)	(47,589)	(22,509)
Interest income, net	104	187	(83)
Other expense, net	(90)	(81)	(9)
Net loss	$(70,084)	$(47,483)	$(22,601)

Research and Development Expenses

Research and development expenses were $49.8 million during the nine months ended September 30, 2021, compared to $39.2 million during the nine months ended September 30, 2020. The overall increase in research and development expenses was primarily related to an increase in expenses associated with compensation due to an increase in headcount, along with increases in facility related expenses and clinical trials, partially offset by a decrease in contract manufacturing, preclinical studies, and materials. In particular, clinical trials expense increased primarily due to the progression of our most advanced product candidate, AMT-101, into multiple Phase 2 clinical trials, and initiation of Phase 1 clinical trials for our second product candidate, AMT-126. The following table sets forth the primary external and internal research and development expenses for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change

External expenses:
Clinical trials	$11,979	$9,926	$2,053
Materials	4,988	5,869	(881)
Preclinical studies	1,829	4,093	(2,264)
Contract manufacturing	1,434	3,899	(2,465)
Other research and development	1,144	1,413	(269)
Internal expenses:
Personnel	20,743	8,730	12,013
Equipment, depreciation, and facilities	7,648	5,255	2,393
Total research and development expenses	$49,765	$39,185	$10,580

General and Administrative Expenses

General and administrative expenses were $20.3 million during the nine months ended September 30, 2021, compared to $8.4 million during the nine months ended September 30, 2020. The overall increase in general and administrative expenses was primarily related to an increase of $8.1 million in personnel and administrative costs due to an increase in headcount and an increase of $3.4 million in professional fees.

Interest Income, Net

Interest income, net was $0.1 million for the nine months ended September 30, 2021 compared to $0.2 million for the nine months ended September 30, 2020 due to a higher average account balance earning interest during the nine months ended September 30, 2020.

Other Expense, Net

Other expense, net was insignificant during each of the nine months ended September 30, 2021 and September 30, 2020.

Liquidity and Capital Resources

We believe that our existing cash, cash equivalents, and investments as of September 30, 2021 will be sufficient to fund our current operating plan through at least the next 12 months.

Since the date of our incorporation, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. Our operations have been financed primarily by net proceeds from sales of our convertible preferred stock and common stock through both our IPO in June 2020 and our follow-on offering in April 2021. As of September 30, 2021, we had an accumulated deficit of $209.4 million. As of September 30, 2021, we had cash, cash equivalents and investments of $182.5 million.

Future Funding Requirements

To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval and commercialize any of our product candidates, and we do not know when, or if, that will occur. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. Our primary uses of cash are to fund our operations, which consist primarily of research and development expenses related to our programs, and to a lesser extent, general and administrative expenses. We expect our expenses to continue to increase in connection with our ongoing activities as we continue to advance our product candidates. In addition, we expect to incur additional costs associated with operating as a public company.

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
▪

the willingness of the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA), or other regulatory authorities to accept our product candidates, as well as data from our completed and planned clinical trials and preclinical studies and other work, as the basis for review and approval of our product candidates for various indications;

▪	the outcome, costs and timing of seeking and obtaining FDA, EMA, and any other regulatory approvals;
▪	the number and characteristics of product candidates that we pursue;
▪	our ability to manufacture sufficient quantities of our product candidates;
▪	our need to expand our research and development activities;
▪

the costs associated with manufacturing our product candidates, including building-out and expanding our own manufacturing facilities, and establishing commercial supplies and sales, marketing, and distribution capabilities;

▪	the costs associated with securing and establishing commercialization;
▪	the costs of acquiring, licensing, or investing in businesses, product candidates, and technologies;
▪

our ability to maintain, expand, and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense, and enforcement of any patents or other intellectual property rights;

▪	our need and ability to retain key management and hire scientific, technical, business, and medical personnel;
▪	the effect of competing drugs and product candidates and other market developments;
▪	the timing, receipt, and amount of sales from our potential products;
▪	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
▪	the economic and other terms, timing of and success of any collaboration, licensing or other arrangements which we may enter in the future; and
▪	the potential effects of the COVID-19 pandemic on our business operations.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2021	2020

Net cash used in operating activities	$(60,129)	$(42,189)
Net cash provided by (used in) investing activities	93,094	(120,090)
Net cash provided by financing activities	114,564	160,866
Net increase (decrease) in cash, cash equivalents, and restricted cash	$147,529	$(1,413)

Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2021 was $60.1 million, which consisted of a net loss of $70.1 million and net decrease of $5.7 million in our net operating assets and liabilities, partially offset by $15.7 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to decreases of $3.2 million in prepaid expenses, a decrease of $2.1 million in lease liabilities, operating lease, a decrease of $0.3 million in other current assets, and a decrease of $0.2 million in accounts payable and accrued expenses. These decreases were partially offset by an increase of $0.1 million in other assets. The non-cash charges primarily consisted of stock-based compensation expense of $11.2 million, depreciation and amortization expenses of $2.4 million and non-cash operating lease expense of $2.1 million.

Net cash used in operating activities during the nine months ended September 30, 2020 was $42.2 million, which consisted of a net loss of $47.5 million, partially offset by $3.0 million in non-cash charges and a net increase of $2.3 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $2.0 million and depreciation expense of $1.0 million. The net increase in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $3.2 million and a decrease in other assets of $0.5 million, partially offset by an increase of $1.3 million in prepaid expenses and other current assets.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2021 was $93.1 million, consisting primarily of sales and maturities of investments of $94.0 million, partially offset by purchase of property and equipment of $0.9 million.

Cash used in investing activities during the nine months ended September 30, 2020 was $120.1 million, consisting primarily of purchase of investments of $158.2 million and purchase of property and equipment of $4.2 million, partially offset by sales and maturities of investments of $42.2 million.

Cash Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2021 was $114.6 million, consisting primarily of net proceeds from the follow-on offering of $113.5 million, proceeds received from stock option exercises of $1.7 million and proceeds received from shares issued per employee stock purchase plan of $0.3 million, partially offset by payments for issuance costs related to the follow-on offering of $0.7 million and principal payments for finance lease liabilities of $0.2 million.

Cash provided by financing activities during the nine months ended September 30, 2020 was $160.9 million, consisting primarily of net proceeds from the initial public offering of $164.7 million and proceeds received from stock option exercises of $0.1 million, partially offset by payments for issuance costs related to the initial public offering of $3.9 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2021 (in thousands):

	Payments Due by Period
	Up to December 31, 2021	Up to December 31, 2023	Up to December 31, 2025	After December 31, 2025	Total

Operating lease commitments (1)	$775	$5,119	$3,357	$4,646	$13,897
Finance lease commitments (2)	66	425	—	—	491
Total	$841	$5,544	$3,357	$4,646	$14,388

(1) Payments due for our headquarters, manufacturing facility and warehouse

(2) Payments due for certain laboratory equipment

In February 2021, we entered into a lease agreement for laboratory, manufacturing, warehouse and office space in South San Francisco, California. In June 2021, we began occupying a portion of the property and in October 2021, we obtained access to and fully occupied the property. Accordingly, in the fourth quarter of 2021, a total of $41.4 million in minimum future lease payments will be added to the operating lease commitments amounts disclosed above. Total minimum future lease payments for the lease term are $47.2 million. See Note 5.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 19, 2021 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the quarter ended September 30, 2021, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed on March 19, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2021, we had cash, cash equivalents, and investments of $182.5 million, consisting of U.S. Treasury securities and interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents, and investments. We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

The Company was not exposed to material foreign currency risk during the quarter ended September 30, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in shares of our common stock risky include, among others:

•	We are early in our development efforts, have a limited operating history, and no products approved for commercial sale;
•	We have incurred significant net losses in each period since inception, and we expect to continue to incur net losses for the foreseeable future;
•	We will need to obtain substantial additional capital to finance our operations;
•	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
•	We may not be successful in our efforts to use and expand our technology platform to build a pipeline of oral biologic product candidates;
•	COVID-19 or other future pandemics could adversely impact our business, including our ongoing and planned clinical trials and preclinical studies;
•

Research and development related to novel biological therapeutics is inherently risky and our business is heavily dependent on the successful development of our product candidates, which are in preclinical and the early stages of clinical development;

•	We may encounter delays in our preclinical studies or clinical trials, or may not be able to conduct or complete our preclinical studies or clinical trials on the timelines we expect;
•	Our clinical trials may fail to demonstrate evidence of the safety and efficacy of our product candidates which would prevent, delay, or limit the scope of regulatory approval and commercialization;
•	We may be unable to obtain U.S. or foreign regulatory approval for our product candidates and, as a result, may be unable to commercialize our product candidates;
•

Preliminary data from our clinical trials that we announce or publish from time to time may change as additional patient data become available and are subject to verification procedures that could result in material changes in the final data or clinical conclusions;

•	Our success depends on our ability to protect our intellectual property as well as operate without infringing on the rights of third parties;
•

We are highly dependent on our key personnel and if we are not successful in attracting, motivating, and retaining highly qualified personnel, we may not be able to successfully implement our business strategy;

•

We may in the future engage in acquisitions, collaborations, or strategic partnerships, which may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks;

•

We have previously identified material weaknesses in our internal control over financial reporting and if we are unable to maintain effective internal controls or if we identify additional material weaknesses in the future, we may not be able to accurately or timely report our financial condition or results of operations; and

•

The manufacturing of our product candidates is complex. We and our third-party manufacturers may encounter difficulties in production. If we encounter any such difficulties, our ability to supply our product candidates for clinical trials or, if approved, for commercial sale, could be delayed or halted entirely.

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

We have no products approved for commercial sale and have not generated any revenue from product sales. We are developing a novel technology platform which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. While we have begun Phase 2 clinical trials for our most advanced product candidate, AMT-101, a GI-selective oral fusion of IL-10 and our proprietary carrier molecule, and have begun a Phase 1 clinical trial of AMT-126, a GI-selective oral fusion of IL-22 and our proprietary carrier molecule, we have not initiated clinical trials for any of our other product candidates. To date, we have not obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third-party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

We will incur expenses and encounter difficulties, complications, delays, and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. We also may need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We have not yet demonstrated an ability to successfully overcome such risks and difficulties, or to make such a transition. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer.

We have incurred significant net losses in each period since inception, and we expect to continue to incur net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, including net losses of $26.0 million and $70.1 million during the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $209.4 million.

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

As of September 30, 2021, we had cash, cash equivalents, and investments of $182.5 million. In April 2021, we also issued common stock in a follow-on public offering which resulted in net proceeds of $112.8 million after deducting the underwriting discounts and commissions and offering expenses. On July 1, 2021, we filed an omnibus shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) that automatically became effective and allows us to undertake various equity and debt offerings. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments will be sufficient to fund our projected operations at least 12 months after the date of issuance of the condensed financial statements. Our estimate as to how long we expect our existing cash, cash equivalents, and investments to be available to fund our operations is based on assumptions that may prove inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

We are currently focused on developing our most advanced product candidates: AMT-101 and AMT-126. Our goal is to expand the therapeutic and commercial potential of our targets and product candidates to additional indications to maximize value and increase our probability of success. However, due to the significant resources required for the development of our product candidates, we must focus on specific product candidates and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or indications may not lead to the development of any viable commercial product and may divert resources away from better opportunities. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in immunology and inflammation, gastroenterology, and metabolic diseases, or the biopharmaceutical industry as a whole, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to maximize profitability on our product candidates, capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

We expect to rely on third parties to conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, or testing.

We currently rely and expect to continue to rely on third parties, such as contract research organizations (CROs), contract development and manufacturing organizations (CDMOs), medical institutions, academic institutions, and clinical investigators to conduct some aspects of our research and preclinical studies and our clinical trials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations for any reason including the COVID-19 pandemic. For example, as a result of ongoing COVID-19 research and the current global supply chain issues, there is currently limited availability for certain resources required to conduct some of our preclinical studies and clinical trials, which may result in longer lead times, increased costs, and delays in completing preclinical studies and clinical trials. If we need to enter into alternative arrangements or are unable to find suitable alternative arrangements, it would delay our product development activities.

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

If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may be unable to complete, or may be delayed in completing, our preclinical studies or our clinical trials, and we will not be able to obtain, or may be delayed in obtaining, marketing approvals for any product candidates we may develop and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines.

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

Manufacturing of biologic therapeutics is a complex process and represents a critical path to creating oral biologic product candidates and a key component of our long-term success. We have spent significant resources and plan to continue to spend significant resources to develop our current manufacturing capabilities, processes and know-how to produce sufficient supply of our product candidates. While we previously qualified a manufacturing facility located in South San Francisco, we now plan to relocate the manufacturing equipment to a new facility in our new corporate headquarters in South San Francisco. Qualifying our new manufacturing facility is time intensive and costly and we may experience difficulties associated with the transition, including as a result of the COVID-19 pandemic. Although we have successfully manufactured preclinical and clinical product candidate supplies at our existing internal facility, we will need to do so at our new location and may encounter difficulties.

We will continue to rely on third-party manufacturers to execute certain steps in the manufacturing of our product candidates. The facilities used by our contract manufactures to manufacture our product candidates are subject to various regulatory requirements and may be subject to the inspection of FDA or other regulatory authorities.  We do not control the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs.  If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable regulatory authorities in foreign jurisdictions, we may not be able to rely on their manufacturing facilities for the manufacture of our product candidates.  In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance, and qualified personnel.  If the FDA or a comparable foreign regulatory authority finds these facilities inadequate for the manufacture of our product candidates or if such facilities are subject to enforcement action in the future or are otherwise inadequate, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates.

The process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. We have experienced in the past situations in which our contract manufacturer has failed to successfully complete a scheduled manufacturing run as a result of their manufacturing process errors or deviations from the product specifications. We also have experienced in the past situations in which we failed to successfully complete a schedule manufacturing run at our primary manufacturing site. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, we may have to quarantine impacted manufacturing lots pending an impact assessment, or such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. This could impact the availability of our product candidates for our clinical trials, which could result in clinical trial interruptions and could materially harm our business.

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

Although we have successfully manufactured AMT-101 and AMT-126 at our internal facility, we currently have limited internal manufacturing experience and personnel. While we have implemented internal manufacturing that we expect will be a site for the manufacture of product candidates, we do not currently have the infrastructure or internal capability to manufacture our product candidates for commercialization purposes. We expect to continue to rely on third parties for certain manufacturing operations of our product candidates for preclinical studies and clinical trials, in compliance with applicable regulatory and quality standards, including cGMP, and may do so for the commercial manufacture of some of our product candidates, if approved. If we are unable to arrange for and maintain third-party manufacturing sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. If we were to experience an unexpected loss of supply of our product candidates, for any reason, whether as a result of manufacturing, supply, logistics, or storage issues, the COVID-19 pandemic, or otherwise, we could experience delays, disruptions, suspensions, or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Such failure or substantial delay or loss of supply could materially harm our business.

Reliance on third-party manufacturers entails risks including:

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
▪

the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of product candidate supplies not being distributed to commercial vendors in a timely manner;

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

We rely on third-party suppliers for the raw materials required for the production of our product candidates. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of raw materials involve several risks, including delays as a result of COVID-19, the United Kingdom’s (UK) withdrawal form the European Union (Brexit) and recent global supply chain disruptions, limited control over pricing, availability, quality and delivery schedules. For example, as  result of Brexit, the movement of goods between the UK and the remaining member states of the EU are subject to additional inspections and documentation checks. As a result, we have experienced delays in our supply chain.

As a small company, our negotiation leverage is limited, and we are likely to get lower priority than our competitors who are larger than we are. We do not have long-term supply agreements, and we purchase our required supplies on a development manufacturing services agreement or purchase order basis. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical studies and regulatory approvals, which would have a material adverse effect on our business.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2021, we had 113 full-time employees. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

If we are not able to effectively expand our organization by hiring new employees, retaining our existing employees, and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop our product candidates and, accordingly, may not achieve our research, development, and commercialization goals.

The COVID-19 pandemic has impacted and could continue to adversely impact our business including our ongoing and planned clinical trials and preclinical studies.

Since the COVID-19 virus was reported in December 2019 in Wuhan, China, the virus has spread extensively throughout the world, resulting in the World Health Organization characterizing COVID-19 as a pandemic. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the spread or emergence of new variants, duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. While there has been some reduction of restrictions and we have been able to mitigate the impact of the COVID-19 pandemic on our business to date, we could experience future disruptions that could severely impact our business, current and planned clinical trials and preclinical studies, including:

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
▪

interruptions or delays in the operations of the FDA or other regulatory authorities, or the prioritization by such regulatory authorities of COVID-19 treatments, which may impact our review and approval timelines;

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
▪

preclinical studies or clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon product development programs; and

▪

delays in manufacturing, testing, releasing, validating, transporting, or importing/exporting sufficient stable quantities of our product candidates for use in preclinical studies or clinical trials or the inability to do any of the foregoing.

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

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, the public release of clinical data, and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, our stock price may decline.

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

We may also need to increase our planned enrollment for clinical trials. For example, following the Company’s R&D Day event, we were notified of a potential imbalance in the planned 1:1 randomization in the Phase 2 MARKET combination trial of oral AMT-101 with anti-TNFα in moderate-to-severe ulcerative colitis patients. Upon confirmation of the imbalance, the Company now anticipates increasing total enrollment from 30 patients to between 40 and 50 patients. In addition, the size and nature of the patient populations of the indications for which we are targeting may present difficulties or delays in enrollment due to factors such as being orphan disease populations or competition for patients with other trials. For example, we are aware of multiple clinical trials in UC being conducted by competitors, and certain of our ongoing trials are competing for the same patient population, both of which may make it difficult for us to enroll sufficient patients.

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

In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities to advance a product candidate to the next phase of clinical development or for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidates, which may also limit its commercial potential.

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

In particular, with respect to our most advanced product candidates, AMT-101 and AMT-126, we compete against companies that produce injectable biologic therapeutics such as AbbVie Inc., Amgen Inc., Eli Lilly and Co., Janssen Pharmaceuticals, Inc., Merck Sharp & Dohme Corp., Roche Holding Ltd., and Takeda Pharmaceutical Company Ltd., as well as companies that produce oral products such as Abivax SA, Arena Pharmaceuticals, Inc., Bristol-Myers Squibb Co., Galapagos NV, Gilead Sciences, Inc., Gossamer Bio, Inc., Landos Biopharma, Inc., Morphic Holding, Inc., Pfizer Inc., Prometheus Biosciences, Inc., Protagonist Therapeutics, Inc., and Theravance Biopharma, Inc.

We are not aware of any other company or organization that has developed an FDA-approved oral biologic, other than peptides. However, we are aware of other companies developing oral biologic product candidates using their own technology platform.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, and retaining third-party manufacturing resources, as well as in acquiring technologies complementary to, or necessary for, our product candidates. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain FDA, EMA, or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan drug exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any products we may develop against competitors.

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
▪

we may be unable to demonstrate to the FDA, EMA, or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for a proposed indication is acceptable, particularly when compared to the standard of care;

▪	the FDA, EMA, or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
▪

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a new drug application (NDA), BLA, or other submission or to obtain regulatory approval in the United States or elsewhere;

▪

the FDA, EMA, or comparable foreign regulatory authorities may fail to approve our manufacturing processes, test procedures, and specifications, or facilities, and those of third-party manufacturers with which we contract for clinical and commercial supplies; and

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

The FDA, EMA and comparable foreign regulatory authorities have limited experience with our technology platform and we are not aware of any similar technology platform which has been approved by the FDA, EMA or comparable foreign regulatory authorities, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. For example, since the scientific evidence to support the feasibility of developing our product candidates and discovery programs is both preliminary and limited, the FDA may require us to provide additional data to support our regulatory applications. Moreover, advancing our novel oral biologic product candidates creates other significant challenges for us, including educating medical personnel regarding a novel technology platform and its potential efficacy and safety benefits.

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

We have conducted, and continue to conduct, clinical trials for AMT-101 and AMT-126 outside of the United States, and we may do so for our other product candidates. However, the FDA, EMA, and applicable foreign regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We conduct our Phase 2 clinical trials for AMT-101 and our Phase 1 clinical trial for AMT-126 in countries outside of the United States, and we plan to conduct additional future clinical trials outside the United States. The acceptance of trial data from clinical trials conducted outside the United States by the FDA, EMA, or applicable foreign regulatory authority may be subject to certain conditions.

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

Conducting trials outside the United States also exposes us to additional risks, including risks associated with:

▪	additional foreign regulatory requirements;
▪	foreign exchange fluctuations;
▪	increased supply chain complexity, including compliance with foreign manufacturing, customs, shipment and storage requirements and regulations;
▪	regional differences in medical practice and clinical research; and
▪	diminished protection of intellectual property in some countries.

For example, recent and potential global supply chain disruptions may impact our ability to manufacture and deliver AMT-101 and AMT-126 to our clinical trial sites, particularly those outside the United States. If we or our contractors are unable to deliver sufficient quantities of a study product candidate, the completion of our clinical trials may be delayed, which could materially harm our business.

Further, Brexit and uncertainty in the regulatory framework as well as future legislation in the UK, European Union, and other jurisdictions can lead to disruption in the execution of international multi-center clinical trials, the monitoring of adverse events through pharmacovigilance programs, the evaluation of the benefit-risk profiles of new medicinal products, and determination of marketing authorization across different jurisdictions. Uncertainty in the regulatory framework could also result in disruption to the supply and distribution as well as the import/export of active pharmaceutical ingredients and finished product candidates. Such a disruption could create supply difficulties for ongoing clinical trials. The cumulative effects of the disruption to the regulatory framework, uncertainty in future regulation, and changes to existing regulations may increase our development lead time to marketing authorization and commercialization of products in the European Union and/or the UK and increase our costs. We cannot predict the impact of such changes and future regulation on our business or the results of our operations.

Preliminary data from our clinical trials that we announce or publish from time to time may change as additional patient data become available and are subject to verification procedures that could result in material changes in the final data or clinical conclusions.

From time to time, we may publicly disclose preliminary data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial such as data from our clinical trials of AMT-101 and AMT-126. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular product candidate, our ability to advance a product candidate to the next phase of clinical development, the approvability or commercialization of the particular product candidate or product, and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business.  If the preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates including AMT-101 and AMT-126 may be harmed, which could harm our business, operating results, prospects or financial condition.

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

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

▪	issue warning letters that would result in adverse publicity;
▪	impose civil or criminal penalties;
▪	suspend or withdraw regulatory approvals;
▪	suspend any of our ongoing clinical trials;
▪	refuse to approve pending applications or supplements to approved applications submitted by us;
▪	impose restrictions on our operations, including closing our manufacturing facility or our contract manufacturers’ facilities;
▪	seize or detain products; or
▪	require a product recall.

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

In March 2010, the Patient Protection and Affordable Care Act (ACA) was enacted, which includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. The ACA continues to significantly impact the United States’ pharmaceutical industry. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how this Supreme Court decision, future litigation, and healthcare measures promulgated by the current administration will impact the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In 2020, under the Trump administration, HHS and CMS issued final rules in November and December of 2020 that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. In January 2021, the current administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the Trump administration. The impact of these lawsuits as well as legislative, executive, and administrative actions of the current administration on us and the biopharmaceutical industry as a whole is currently unknown.

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products, which could have a material impact on our business. In July 2021, the current administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration on us and the biopharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be subject to various federal and state fraud and abuse laws. The laws that we are currently subject to or which we may become subject to if we obtain FDA approval of any of our product candidates, and which may impact our operations include the following:

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate, and retain highly qualified managerial, scientific, and clinical development personnel. We are highly dependent on our management and our scientific, technical, business, and medical personnel. The loss of the services provided by any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in the development of our product candidates and harm our business. Additionally, the COVID-19 pandemic and/or the highly competitive job market has interfered with our ability to hire or retain personnel and we have been required to increase our compensation and incentive packages to attract and retain personnel.

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
▪

our inability to generate revenue from acquired intellectual property, technology, and/or products sufficient to meet our objectives or even to offset the associated transaction and maintenance costs; and

▪

because our product candidates are all based on the same proprietary technology platform, decisions made by a strategic partner, such as decisions regarding regulatory strategy or reimbursements, could negatively impact our other products or product candidates that are outside the scope of the strategic partnership.

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

For example, the current administration has proposed to increase the U.S. corporate income tax rate, increase U.S. taxation of international business operations, and impose a global minimum tax. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If we or our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

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

We have in the past and may in the future seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. For example, on April 6, 2021, we completed a follow-on offering and issued 2,875,000 shares of our common stock at a price of $42.00 per share. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. On July 1, 2021, we filed an omnibus shelf registration statement on Form S-3 with the SEC that automatically became effective and allows us to undertake various equity and debt offerings. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of September 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 46% of our voting stock. As a result, this group of stockholders, if they act together, will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

The majority of our operations including our corporate headquarters and manufacturing operations are located in two facilities in South San Francisco, California. Damage or extended periods of interruption to our corporate, development, research, or manufacturing facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry, or other events could cause us to cease or delay development of some or all of our product candidates. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.

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

Applied Molecular Transport Inc.

Date: November 10, 2021	By:	/s/ Tahir Mahmood
Tahir Mahmood, Ph.D.
Co-Founder and Chief Executive Officer

Date: November 10, 2021	By:	/s/ Shawn Cross
Shawn Cross
Chief Financial Officer