Form 10-K
period 2021-12-31
Applied Molecular Transport Inc.
filed 2022-02-24
CIK 1801777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2021, was $947,543,802.

The number of shares of Registrant’s Common Stock outstanding as of February 17, 2022 was 38,653,392.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement to be filed in connection with the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 of the Registrant’s fiscal year ended December 31, 2021.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” “seek,” “aim,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•	the progress and focus of our current and future preclinical studies, clinical trials, and our research programs, and the reporting of data from those studies, trials and programs;
•	expectations relating to the timing of the provision of updates on, data readouts for, and completion of our clinical trials;
•	our ability to advance product candidates into and successfully complete clinical trials;
•	the beneficial characteristics, safety, efficacy, and therapeutic effects of our product candidates;
•	our ability to further develop and expand our platform technology;
•	the capabilities of our technology including our ability to develop therapies to treat autoimmune, inflammatory, metabolic, respiratory and other diseases;
•	our ability to utilize our technology platform to generate and advance additional product candidates;
•	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and our ability to grow a sales team;
•	the expected potential benefits of strategic collaborations with third parties and our ability to attract collaborators with development, regulatory and commercialization expertise;
•	the implementation of our strategic plans for our business and product candidates;
•	our estimates of the number of patients in the United States who suffer from the diseases we target and the number of patients that will enroll in our clinical trials;
•	the size of the market opportunity for our product candidates in each of the diseases we target;
•	the success of competing therapies that are or may become available;
•

our ability to obtain and maintain regulatory approval of our product candidates and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for our product candidates for various diseases;

•	our plans relating to the further development and manufacturing of our product candidates, including additional indications for which we may pursue;
•	existing regulations and regulatory developments in the United States and other jurisdictions;
•	our potential and ability to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved;

•	our continued reliance on third parties to conduct additional clinical trials of our product candidates, and for the manufacture of our product candidates;
•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•	the scope of protection we are able to establish and maintain for intellectual property rights, including our technology platform and product candidates;
•	our ability to retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	our financial performance;
•	the sufficiency of our existing cash, cash equivalents, and investments to fund our future operating expenses and capital expenditure requirements;
•	our expectations regarding the impact of the COVID-19 pandemic and geopolitical events on our business;
•	developments relating to our competitors and our industry, including competing product candidates and therapies; and
•	our anticipated use of our existing cash, cash equivalents, and investments.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations, and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties, and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, or otherwise.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company leveraging our proprietary technology platform to design and develop a pipeline of novel oral and respiratory biologic product candidates to treat autoimmune, inflammatory, metabolic, and other diseases. Our proprietary technology platform allows us to exploit existing natural cellular trafficking pathways to facilitate the active transport of diverse therapeutic payloads across epithelial barriers, such as the intestinal epithelium (IE) and the respiratory epithelium (RE). Active transport is an efficient mechanism that uses the cell’s own machinery to transport materials across epithelial barriers. We believe that our ability to exploit this mechanism is a key differentiator of our approach. We currently have two oral biologics in clinical development. Our most advanced product candidate, AMT-101, is in Phase 2 development for patients with ulcerative colitis (UC) and related inflammatory indications. Our second product candidate, AMT-126 is in Phase 1 development for diseases related to IE barrier function defects.

We are developing oral biologic product candidates in patient-friendly dosage forms that are designed for either targeting local gastrointestinal (GI) tissue or entering systemic circulation to precisely address the relevant biology of a disease. We are building a portfolio of oral product candidates based on our technology platform including our most advanced product candidate, AMT-101, a gastrointestinal-selective oral fusion of interleukin 10 (IL-10) and our proprietary carrier molecule that has been designed for active transport across the IE barrier into local gastrointestinal (GI) tissue. IL-10 is a potent immunomodulatory cytokine that is known to be the master regulator of immune homeostasis, including within GI mucosal tissue. While previous clinical trials conducted by others in the field with systemic IL-10 demonstrated efficacy in UC and Crohn’s disease, significant toxicities associated with systemic administration prevented further development. We have designed AMT-101 to cross the IE barrier, but not enter the bloodstream, which we believe may offer significant efficacy and safety benefits compared to systemic IL-10 administration.

As a locally-targeted, GI-selective biologic therapeutic, oral AMT-101 has the potential to be used, as a monotherapy or in combination with other therapeutic agents, in biologic-naïve moderate-to-severe UC patients in addition to UC patients who have failed prior biologic therapy, and in a variety of indications beyond UC. There is a heightened medical need for oral non-systemic, locally-acting immunomodulators that are distinct from systemic immuno-suppressive drugs.

We are conducting a broad Phase 2 clinical program for AMT-101 including our LOMBARD trial as a monotherapy for moderate to severe UC patients, our MARKET trial evaluating the combination of AMT-101 and anti-TNFα therapy in biologic naïve patients with moderately to severely active UC, and our FILLMORE trial as a monotherapy in patients with chronic antibiotic resistant pouchitis. In addition, based on the observation that AMT-101 can impact systemic markers of inflammation, we are conducting our CASTRO trial evaluating the combination of AMT-101 and anti-TNFα therapy in patients with active rheumatoid arthritis (RA) who have had an inadequate response to anti-TNFα monotherapy. Starting with the FILLMORE monotherapy trial in chronic antibiotic resistant pouchitis, we expect to announce top-line data readouts for our AMT-101 FILLMORE and MARKET Phase 2 trials in the first half of 2022. We expect to announce the top-line data readout for our LOMBARD and CASTRO trials in the second half of 2022.

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

Our second product candidate, AMT-126, is a GI-selective oral fusion of IL-22 and our proprietary carrier molecule currently in development for diseases related to IE barrier function defects. IL-22 is a cytokine that repairs functional and structural defects of the IE barrier and induces microbial defense. AMT-126 is designed to act locally on the epithelial cells of the intestinal tissue, thereby repairing the IE barrier and supporting mucosal healing, potentially translating into clinically meaningful improvements in a broad range of GI-focused, peripheral inflammatory and other diseases. While previous clinical trials conducted by others in the field with systemic rhIL-22 demonstrated efficacy in UC, significant toxicities associated with systemic administration have been observed. We have designed AMT-126 to cross the IE barrier, but not enter the bloodstream, which we believe may offer significant efficacy and safety benefits compared to systemic rhIL-22 administration.

We initiated a Phase 1 clinical trial for AMT-126 which includes a Phase 1a single ascending dose in healthy volunteers to be followed by a Phase 1b multiple ascending dose in patients with an indication associated with intestinal barrier defects. We expect to provide an update on the AMT-126 clinical program in the first half of 2022.

We are developing our oral biologic product candidates in patient-friendly dosage forms that are designed for either targeting local tissue or entering systemic circulation to precisely address the relevant biology of a disease. Our technology platform enables us to design and develop various oral biologic therapeutic modalities, such as peptides, proteins, full-length antibodies, antibody fragments, and ribonucleic acid (RNA) therapeutics, with potentially significant advantages over existing marketed and development-stage drugs.

We have expanded our technology platform to also develop local, targeted inhaled biologics. The RE barrier uses natural cellular trafficking pathways similar to the IE barrier, and the cells in the pulmonary lamina propria provide a rich source of novel targets that provide opportunities for us to exploit and target areas of high unmet medical need.

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

Our Pipeline and Research Programs

We are leveraging our proprietary technology platform to design and develop a pipeline of oral biologic product candidates with differentiated profiles designed to address autoimmune, inflammatory, metabolic, and other diseases, as shown below. We have expanded our technology platform to also develop local, targeted inhaled biologics that are in early stages of research. We own intellectual property rights to our technology platform and hold worldwide rights to all of our product candidates.

Our pipeline chart is shown below in Figure 1.

Figure 1. Our Pipeline and Research Programs

Our Pipeline

AMT Pipeline: Two Oral Biologic Therapeutics in the Clinic

PRODUCT
RESEARCH
PRECLINICAL
PHASE I
PHASE 2
PHASE 3
GI IMMUNOLOGY & INFLAMMATION
GI METABOLISM
RESEARCH
AMT-101
Oral IL-10
POUCHITIS
ULCERATIVE COLITIS – combination with anti-TNFα
ULCERATIVE COLITIS – biologic naïve and experienced monotherapy
RHEUMATOID ARTHRITIS – combination with anti-TNFα
AMT-126
Oral IL-22
GI BARRIER REPAIR
Oral hGH
HORMONE DEFICIENCY
Oral GLP-2
INTESTINAL REHAB
Multiple Projects
Oral and Respiratory
MULTIPLE INDICATIONS

AMT maintains worldwide rights to all product candidates and research programs.

APPLIED | MOLECULAR | TRANSPORT

AMT-101

AMT-101 is a GI-selective oral fusion of rhIL-10 and our proprietary carrier molecule. We have completed a Phase 1b clinical trial of AMT-101 in UC. IL-10 is an immunomodulatory cytokine that is known to be the master regulator of GI mucosal homeostasis. While previous clinical trials conducted by others in the field with systemic rhIL-10 demonstrated efficacy in Crohn’s disease, significant toxicities associated with systemic administration prevented further development. We have designed AMT-101 to cross the IE barrier while not entering the bloodstream, thereby targeting the drug directly at the site of action of the underlying biology of the disease in the GI tissue and, therefore, potentially avoiding the side effects observed with systemic administration.

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

By design, AMT-101 is actively transported through the IE barrier into the GI tissue, the primary site of inflammation in UC, a disease with approximately 2.2 to 2.4 million patients in the United States and Europe according to a 2014 report. As a locally-targeted, GI-selective biologic therapeutic, oral AMT-101 has the potential to be used in biologic naive, moderate-to-severe UC patients in addition to UC patients who have failed prior biologic therapy, and in a variety of GI indications beyond UC. The U.S. Food and Drug Administration (FDA) has cleared our investigational new drug (IND) application for oral AMT-101 for the treatment of patients with moderate to severely active UC. We are conducting a broad Phase 2 clinical program for AMT-101 including our LOMBARD trial as a monotherapy for moderate to severe UC patients, our MARKET trial evaluating the combination of AMT-101 and anti-TNFα therapy in biologic naïve patients with moderately to severely active UC, and our FILLMORE trial as a monotherapy in patients with chronic antibiotic resistant pouchitis. In addition, based on the observation that AMT-101 can impact systemic markers of inflammation, we are conducting our CASTRO trial evaluating the combination of AMT-101 and anti-TNFα therapy in patients with active rheumatoid arthritis (RA) who have had an inadequate response to anti-TNFα monotherapy. Starting with the FILLMORE monotherapy trial in chronic antibiotic resistant pouchitis, we expect to announce top-line data readouts for our AMT-101 FILLMORE and MARKET Phase 2 trials in the first half of 2022. We expect to announce the top-line data readout for our LOMBARD and CASTRO trials in the second half of 2022.

AMT-126

AMT-126 is a GI-selective oral fusion of rhIL-22 and our proprietary carrier molecule currently in development for diseases related to IE barrier function defects. IL-22 is a cytokine that repairs functional and structural defects of the IE barrier and induces microbial defense. AMT-126 is designed to act locally on the epithelial cells of the intestinal tissue, thereby repairing the IE barrier and supporting mucosal healing, potentially translating into clinically meaningful improvements in a broad range of GI-focused, peripheral inflammatory and other diseases. We believe that our GI-selective AMT-126 may be safer than systemically administered treatments, because AMT-126 is designed to not enter a patient’s bloodstream, therefore avoiding the potential side effects observed with other previously systemically administered rhIL-22 candidates.

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

By targeting AMT-126 to the IE barrier, we believe our therapy may translate to clinically meaningful reductions in disease activity. As a locally targeted, GI-selective biologic therapeutic, AMT-126 has the potential to address IE barrier function defects linked to a wide array of diseases, including celiac disease, a disease with no approved therapies, UC, Graft-versus-Host Disease (GVHD), and a number of peripheral diseases secondary to GI dysfunction, such as psoriatic arthritis (PsA) and other spondyloarthropathies (SpA). We initiated a Phase 1 clinical trial for AMT-126 which includes a Phase 1a single ascending dose in healthy volunteers to be followed by a Phase 1b multiple ascending dose in patients with an indication associated with intestinal barrier defects. We expect to provide an update on the AMT-126 clinical program in the first half of 2022.

Research Programs

Our technology platform is enabling the generation of a pipeline of earlier-stage oral product candidates spanning multiple therapeutic areas that can either be targeted to GI tissue or released into blood for broader systemic exposure. While our most advanced product candidates, AMT-101 and AMT-126, are novel, oral biologic therapeutics to treat autoimmune and inflammatory diseases, any disease which can be treated with a biologic therapeutic is conceivably a candidate for our technology. We have expanded our technology platform to also develop local, targeted inhaled biologics that are in early stages of research. Our research programs are focused on expanding into indications with high unmet medical need and sizable potential, including other gastroenterological, metabolic, and respiratory diseases. We believe these programs demonstrate the applicability of our technology platform across a wide range of biological therapeutics and diseases.

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

The key tenets of our business strategy to achieve our goal are as follows:

•

Advance oral AMT-101 through clinical development across multiple indications. We have observed in preclinical studies, a Phase 1a clinical trial in healthy volunteers, and a Phase 1b clinical trial in patients with UC that oral AMT-101 acts on the local immunological pathways along the GI tissue and has been undetected in blood, by design. We have observed a pharmacodynamic response in the GI tissue and importantly, no serious adverse events. In addition to the local tissue response, we have also observed clinical response in blood, suggesting that AMT-101 has the potential to be used for local and peripheral inflammatory and immune disorders. We are conducting a broad Phase 2 clinical program for AMT-101 including our LOMBARD trial as a monotherapy for moderate to severe UC patients, our MARKET trial evaluating the combination of AMT-101 and anti-TNFα therapy in patients with moderately to severely active UC, and our FILLMORE trial as a monotherapy in patients with chronic antibiotic resistant pouchitis. In addition, based on the observation that AMT-101 can impact systemic markers of inflammation, we are conducting our CASTRO trial evaluating the combination of AMT-101 and anti-TNFα therapy in patients with active rheumatoid arthritis (RA) who have had an inadequate response to anti-TNFα monotherapy.

•

Advance our second product candidate, oral AMT-126, through clinical development. Oral AMT-126 is designed to act in local GI tissue and repair defects in the IE barrier. In preclinical studies, oral AMT-126 has shown activity in relevant animal models of diseases arising from IE barrier function defects. We initiated a Phase 1 clinical trial for AMT-126 which includes a Phase 1a single ascending dose in healthy volunteers to be followed by a Phase 1b multiple ascending dose in patients with an indication associated with intestinal barrier defects.

•

Continue to expand our pipeline of novel, differentiated, oral biologic product candidates to maximize the full potential of our technology platform. We plan to expand our pipeline of novel, differentiated, oral biologic therapeutics. We believe our technology platform has the potential to target therapeutics to local GI tissue, or to enter into systemic circulation, to precisely address the underlying disease biology. To this end, we have designed and continue to develop oral biologic product candidates that leverage the multitude of diverse biological targets expressed in the GI tissue. These therapeutic targets have broad impact across multiple therapeutic areas such as immunology, metabolic, and central nervous system diseases. A current example of programs targeted to GI tissue includes GLP-2 and we continue to evaluate other new product opportunities. In addition, we are also developing product candidates where we engineer therapeutic proteins and peptides such as hGH and GLP-1 to enter into systemic circulation. By continuing to strengthen and expand our pipeline of oral biologic product candidates, we believe we can potentially address unmet medical need in ways the current generation of therapeutic modalities cannot.

•

Expand technology platform capabilities. Based on our fundamental understanding of epithelial biology and protein engineering, we are able to build on our existing core technology platform to broaden its applications. For example, we are developing novel approaches to engineer constructs that comprise our proprietary carrier system and oligonucleotides (e.g., RNA therapeutics) for intracellular targeting. We are also expanding our capabilities in broad antibody engineering formats, including antigen-binding fragment (Fab) and single-chain variable fragment (scFv) constructs, where antagonist strategies are required. In addition, our pharmaceutical engineering expertise enables the rapid development of advanced dosage forms, including tablets that release drugs along specific segments of the intestinal tract to target certain disease pathologies. We are investing to further innovate and expand our technology platform and development capabilities into new areas of epithelial biology transport and establish new avenues for therapeutics. For example, we have expanded our technology platform to also develop local, targeted inhaled biologics that are in early stages of research.

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

Our Technology Platform for Oral Biologics

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

Figure 3. Targeting oral biologic therapeutics to different locations depending on disease biology

Advantages of our Technology Platform

Our technology platform establishes a new paradigm to orally deliver biologic therapeutics. We believe that AMT-101 has demonstrated clinical proof of concept for our technology platform by enabling the active transport and rapid absorption of an orally-administered biologic therapeutic. We believe that our technology offers several advantages:

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

Our Product Candidates: AMT-101 and AMT-126

We have leveraged our proprietary technology platform to design and develop a pipeline of oral biologic product candidates with differentiated profiles designed to address autoimmune, inflammatory, metabolic, and other diseases. AMT-101 is a GI-selective oral fusion of rhIL-10 that has completed a Phase 1b clinical trial in UC patients and is currently being evaluated in Phase 2 clinical trials in UC and related inflammatory indications. AMT-126 is a GI-selective oral fusion of rhIL-22 that is currently in a Phase 1 clinical trial for diseases arising from IE barrier function defects. We have initiated a Phase 1 clinical trial for AMT-126 similar to that which we conducted with AMT-101 including a Phase 1a single ascending dose in healthy volunteers to be followed by a Phase 1b multiple ascending dose in healthy patients with an indication associated with intestinal barrier defects.

AMT-101: Our Oral GI-Selective IL-10 Fusion Protein

Our most advanced product candidate, AMT-101, is a recombinant fusion of rhIL-10 and the engineered protein translocation sequences of cholix. We have initiated and dosed patients in our LOMBARD Phase 2 clinical trial as a monotherapy for moderate to severe UC patients. In addition, since AMT-101 is a non-systemic, non-immunosuppressive immunomodulator, we believe AMT-101 could provide benefit when used in combination with existing marketed products to improve clinical response and induction of clinical remission. We have initiated and dosed the MARKET Phase 2 clinical trial evaluating the combination of AMT-101 and anti-TNFα therapy in patients with moderately to severely active UC.  We have also initiated and dosed patients in the FILLMORE Phase 2 clinical trial as a monotherapy in patients with chronic antibiotic resistant pouchitis. Finally, based on the observation that AMT-101 can impact systemic markers of inflammation, we have initiated and dosed patients in the CASTRO Phase 2 clinical trial evaluating the combination of AMT-101 and anti-TNFα therapy in patients with active RA who have had an inadequate response to anti-TNFα monotherapy. Oral AMT-101 is designed to act locally in the intestinal lamina propria tissue to modulate immune pathways along GI tissue and control inflammation, resulting in clinical and symptomatic improvement. We believe oral AMT-101 may have safety advantages compared to systemically administered IBD treatments, including prior clinical evaluation of rhIL-10, because AMT-101 is designed to not enter a patient’s bloodstream. Targeted localization of AMT-101 to the GI tissue lamina propria is expected to translate into clinically meaningful reductions in inflammation and disease activity. We plan to initially develop AMT-101 to treat UC and other IBD indications such as chronic antibiotic resistant pouchitis and Crohn’s disease, as well as peripheral inflammatory indications such as RA. Figure 5 below shows the molecular structure of AMT-101.

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

Potential Benefits and Positioning of AMT-101, Our IL-10 Program

We believe AMT-101 has the potential to offer clinical benefits in GI diseases, as well as in peripheral inflammatory indications such as RA. We have initially developed AMT-101 for UC and will further explore the potential clinical benefits of AMT-101 for other GI diseases. Within UC, AMT-101 has the potential to be used in biologic naive, moderate-to-severe UC patients in addition to UC patients who have failed prior biologic therapy, and in a variety of GI indications beyond UC. We have initiated a broad Phase 2 program for AMT-101 including having dosed patients in a Phase 2 clinical trial as a monotherapy in moderate to severe UC patients as a combination therapy to approved anti-TNFα monoclonal antibody therapies in biologic-naïve patients with moderate to severe UC, as a monotherapy for chronic antibiotic resistant pouchitis, and an orphan GI inflammatory disease with no approved therapies.

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

Market Opportunity—Chronic Antibiotic Resistant Pouchitis

In patients who have had a colectomy for refractory UC disease, ileal pouch-anal anastomosis (IPAA) is a common procedure to create a pouch for patients’ stool. Patients who have an IPAA typically have four to eight bowel movements per day, but the most common complication among patients who have undergone an IPAA is pouchitis, an idiopathic chronic inflammatory condition. It is estimated that approximately 50-60% of patients who have undergone IPAA surgery for UC will develop at least one episode of pouchitis in the next decade. Pouchitis leads to increased stool frequency and liquidity, cramping, urgency, fecal incontinence, and occasional rectal bleeding. It has been estimated that approximately 30,000 to 45,000 patients have pouchitis in the United States.

While the majority of patients with acute pouchitis respond well to a short course of antibiotics, some patients develop chronic and refractory disease that requires long-term non-antibiotic therapy. Currently, there are no therapies approved for pouchitis and chronic refractory patients will be treated with budesonide, anti-inflammatory drugs (mesalamine, sulfasalazine), or immunosuppressive drugs (other steroids or anti-TNFα). There is a significant unmet medical need to develop products for patients who develop severe chronic antibiotic resistant pouchitis.

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

Summary of Our AMT-101 Preclinical Data

AMT-101 Demonstrates In Vivo Active Transport and Localization

We examined the localization of AMT-101 in the intestine in a rat model by immunofluorescence microscopy which demonstrated that AMT-101 successfully transported across the IE barrier and localized along the GI tissue in vivo. Figure 6 shows a representative image of the cross-section of an intestinal villus. Each of the components (human IL-

10 and cholix carrier) was observed separately and their co-localization in the GI tissue is evidenced in the composite image.

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

We also investigated AMT-101 dosing in NHP. As shown in Figure 9, we observed higher ratios of colonic tissue pSTAT3/STAT3 at all doses, demonstrating colonic STAT3 activation following AMT-101 treatment. The colonic STAT3 activation observed in our studies is an indicator of IL-10 receptor activation and demonstrates AMT-101 target engagement. In addition to activation of pSTAT3, IL-10 receptor engagement can also be measured by systemic levels of IL-1Ra, a well-established anti-inflammatory protein, as IL-10 stimulates the downstream production of IL-1Ra. As shown in Figure 10, the induction of systemic IL-1Ra in NHPs demonstrates that AMT-101 not only replicates IL-10 function in the gut but also produces a systemic immunomodulatory effect with negligible levels of AMT-101 detected in blood.

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

Fecal calprotectin (FCP) is a well-established clinical marker of disease activity in patients with UC. FCP values greater than 150 µg/g correlate with active inflammation. As can be seen in Figure 16, dosing of 1 mg and 3 mg AMT-101 led to placebo-adjusted mean reductions of FCP of 44% and 27% after 14 days of dosing in UC patients with baseline FCP>150 µg/g. Previous clinical trials with systemically delivered IL-10 showed a diminution of activity at higher doses, which is also observed at higher doses of AMT-101. In addition, we presented at the European Crohn’s and Colitis Organization 2021 Congress (ECCO ’21) (Posch, M. et al) that microbiome analyses demonstrate enhancement of favorable enteric commensal bacteria, known to be correlated with restoration of intestinal immune homeostasis in this Phase 1b clinical trial.

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

AMT-101 Phase 2 Clinical Program

We have completed the Phase 1b clinical trial for AMT-101 in UC and analyzed additional data to assess safety and inform dose selection for Phase 2 clinical trials across multiple indications. We have initiated and dosed patients in our LOMBARD Phase 2 clinical trial as a monotherapy for moderate to severe UC patients. In addition, since AMT-101 is a non-systemic, non-immunosuppressive immunomodulator, we believe AMT-101 could provide benefit when used in combination with existing marketed products to improve clinical response and induction of clinical remission. Therefore, we have initiated and dosed the MARKET Phase 2 clinical trial evaluating the combination of AMT-101 and anti-TNFα therapy in patients with moderately to severely active UC. We have also initiated and dosed patients in the FILLMORE Phase 2 clinical trial as a monotherapy in patients with chronic antibiotic resistant pouchitis. Finally, based on the observation that AMT-101 can impact systemic markers of inflammation, we have initiated and dosed patients in the CASTRO Phase 2 clinical trial evaluating the combination of AMT-101 and anti-TNFα therapy in patients with active RA who have had an inadequate response to anti-TNFα monotherapy. Starting with the FILLMORE monotherapy trial in chronic antibiotic resistant pouchitis, we expect to announce top-line data readouts for our AMT-101 FILLMORE and MARKET Phase 2 trials in the first half of 2022. We expect to announce the top-line data readout for our LOMBARD and CASTRO trials in the second half of 2022.

Figure 20 presents the plan for Phase 2 clinical trials for AMT-101. The Company has increased total enrollment from 30 patients to between 40 and 50 patients due to an imbalance in the trial’s planned 1:1 randomization for the Phase 2 MARKET combination trial of oral AMT-101 with anti-TNFα in moderate-to-severe ulcerative colitis patients. The trial has been and continues to be blinded.

Figure 20. Ongoing Phase 2 clinical trials for AMT-101

Ongoing Phase 2 Clinical Trials for AMT-101

fillmore-pouchitis

Pouchitis

- Local disease
- Chronic pouchitis patients
- ~20 patients: biologic naïve and experienced
- 12-week oral daily dosing

market-uc combo

UC Combination with anti-TNFα

- Local disease
- Moderate-to-severe UC patients
- 40-50 patients: biologic naïve
- 8-week oral daily dosing

lombard-uc

UC Monotherapy

- Local disease
- Moderate-to-severe UC patients
- ~100 patients: biologic naïve and experienced
- 12-week oral daily dosing

castro-ra combo

RA Combination with anti-TNFα

- Distal disease
- Patients with active RA who had an inadequate response to anti-TNFα therapy
- ~20 patients: biologic experienced
- 12-week oral daily dosing

APPLIED | MOLECULAR | TRANSPORT

AMT-101: Phase 2 FILLMORE Study Design: Chronic Pouchitis (12-week Induction Trial)

- Patient Population: UC patients s/p colectomy with chronic inflammation of the pouch
- Patients must have failed AT LEAST one round of antibiotic therapy
- Inclusion criteria based upon central read histology and stool frequency
- **Key Primary Endpoint:**
  - **Reduction of stool frequency of ≧ 3 AND 30% reduction from baseline or to post-colectomy normal**

AMT 101 fillmore-pouchitis

RANDOMIZATION
INDUCTION
SCREENING
4 WEEKS
12 WEEKS
FOLLOW-UP
4 WEEKS
AMT-101 Oral 3 mg (n=10)
AMT-101 Oral 10 mg (n=10)

- Key Secondary/Exploratory Endpoints:
  - Histologic response
  - Endoscopic response
  - Safety, PK, and PD

APPLIED | MOLECULAR | TRANSPORT
1

AMT-101: Phase 2 LOMBARD Study Design: UC Monotherapy (12-week Induction Trial)

- Patient Population: Biologic naïve and experienced with moderate to severe UC
- Baseline Mayo score of 6-12 with central read endoscopy of 2/3
- **Primary endpoint: Mean change in endoscopic subscore**
- **Key efficacy endpoint: Clinical remission**

lombard-uc

RANDOMIZATION
INDUCTION
SCREENING
4 WEEKS
12 WEEKS
FOLLOW-UP
4 WEEKS
AMT-101 Oral 3 mg (n=68)
Placebo (n=34)

- Key Secondary/Exploratory Endpoints:
  - Clinical Remission (Endoscopic subscore of 0/1, rectal bleeding 0, stool frequency 0/1)
  - Endoscopic response and remission
  - Histologic remission
  - Safety, PK, PD

APPLIED | MOLECULAR | TRANSPORT

AMT-101: Phase 2 MARKET Study Design: UC Combination (8-week Induction Trial)

- Patient Population: Biologic naïve with moderate to severe UC
- AMT-101 Oral 3mg
- Baseline Mayo score of 6-12 with central read endoscopy of 2/3
- **Key efficacy endpoint: Mean change in UC-100**

market-uc combo

RANDOMIZATION
INDUCTION
SCREENING
4 WEEKS
8 WEEKS
FOLLOW-UP
4 WEEKS
AMT-101 Oral 3 mg + Adalimumab (n>15)
Placebo + Adalimumab (n>15)

- Key Secondary/Exploratory Endpoints:
  - Clinical Remission (Endoscopic subscore of 0/1, rectal bleeding 0, stool frequency 0/1)
  - Endoscopic response and remission
  - Histologic remission
  - Safety, PK, PD

APPLIED | MOLECULAR | TRANSPORT

AMT-101: Phase 2 CASTRO Study Design: RA Combination (12-week Induction Trial)

- Patient Population: Active RA with an inadequate response to anti-TNF therapy for ≧16 weeks
- Key inclusion criteria based upon DAS28 disease activity
- Must have minimum of 2 swollen joints for objective analysis of disease activity/response
- **Primary endpoint: Safety**
- **Key efficacy endpoint: DAS28CRP and ACR 20, 50, 70**

AMT 101 castro-ra

RANDOMIZATION
INDUCTION
SCREENING
FOLLOW-UP
4 WEEKS
12 WEEKS
4 WEEKS
AMT-101 Oral 3 mg + Anti-TNFα (n=10)
Placebo + Anti-TNFα (n=10)

- Key Secondary/Exploratory Endpoints:
  - DAS28(CRP)
  - ACR 20, 50, 70
  - Ultrasound evaluation of swollen joint
  - PK, PD

APPLIED | MOLECULAR | TRANSPORT

AMT-126: Our Oral GI-Selective IL-22 Fusion Protein

Our second product candidate, AMT-126, is a GI-selective oral fusion of rhIL-22 and our proprietary carrier molecule currently in development for diseases related to GI tissue barrier function defects. IL-22 is a cytokine that repairs functional and structural defects of the IE barrier and induces microbial defense. AMT-126 is designed to act locally on the epithelial cells of the intestinal tissue, thereby repairing the IE barrier and supporting mucosal healing, potentially translating into clinically meaningful improvements in a broad range of GI-focused, peripheral inflammatory and other diseases. We believe AMT-126 may have safety advantages relative to systemically administered IBD treatments, including prior clinical evaluation of rhIL-22, because AMT-101 is designed to stay in the GI tissue and not enter a patient’s bloodstream.

In preclinical development, AMT-126 demonstrated activity in animal models of intestinal inflammation, as well as induction of local tissue and systemic effects associated with the repair of IE barrier function defects. The localization of AMT-126 in GI tissue has been further demonstrated in NHP studies. As a locally targeted, GI-selective biologic therapeutic, AMT-126 has the potential to address IE barrier function defects linked to a wide array of diseases, including celiac disease, a disease with no approved medicines, UC, and a number of peripheral diseases secondary to GI dysfunction, such as psoriatic arthritis (PsA) and other spondyloarthropathies (SpA). We have initiated a Phase 1 clinical trial for AMT-126 similar to that which we conducted with AMT-101 including a Phase 1a single ascending dose in healthy volunteers to be followed by a Phase 1b multiple ascending dose in healthy patients with an indication associated with intestinal barrier defects.

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

Figure 24. Oral AMT-126 Shows Systemic Pharmacological Effects with Low Systemic Exposures in Non-Human Primates

AMT-126 Phase 1 Clinical Programs

We initiated a Phase 1 clinical trial for AMT-126 which includes a Phase 1a single ascending dose in healthy volunteers to be followed by a Phase 1b multiple ascending dose in patients with an indication associated with intestinal barrier defects. We expect to provide an update on the AMT-126 clinical program in the first half of 2022.

Research Programs

While our most advanced product candidates focus on developing novel, oral biologic therapeutics to treat autoimmune and inflammatory indications, any disease which can be treated with a biologic therapeutic is conceivably a candidate for our technology. Our research programs are focused on expanding into indications with high unmet medical need and sizable market potential, including other gastroenterological and metabolic diseases. We have expanded our technology platform to also develop local, targeted inhaled biologics that are in early stages of research. We believe these programs demonstrate the applicability of our technology platform across a wide range of biological therapeutics and diseases.

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

Respiratory

We have expanded our technology platform to also develop targeted inhaled biologics localized to the respiratory tract. The RE barrier uses natural cellular trafficking pathways similar to the IE barrier, and the cells in the pulmonary lamina propria provide a rich source of novel targets that provide opportunities for us to exploit and target areas of high unmet medical need.  AMT’s respCarrier system is a distinct carrier from our oral (cholix based) system that leverages natural trafficking pathway evolutionarily optimized for respiratory epithelium.  The potential applications for biologic therapeutics targeted to the respiratory system are vast and include multiple indications associated with respiratory immunology, barrier function and other mechanisms.  The extension of our platform enables complementary orthogonal strategies to target another important organ system, further building on our deep and rapidly expanding capabilities in mucosal immunology. With local targeting in both the GI and respiratory tracts, we are able to apply a broad and holistic approach to leveraging mucosal immunology at multiple locations in the body to treat and correct immune dysregulation.  We will continue to explore high value opportunities to develop therapeutic product candidates in this area.

Figure 25. Expanding AMT’s Technology Platform: Transformational Therapies in Respiratory Diseases

•	Pulmonary columnar epithelial cells exhibit transcytosis in a similar manner as intestinal epithelium
•	Cells in the pulmonary lamina propria tissue provide a rich source of novel targets
•	Local, targeted inhaled biologics provide a novel opportunity in multiple areas of high unmet medical need

Figure 26. Similarities of Epithelial Surfaces in the GI & Respiratory Tracts

Figure 27. AMT’s respCarrier System Traffics Biologic Therapeutics Across Respiratory Epithelial Barrier In Vivo respCarrier

•	Based on natural trafficking pathway evolutionarily optimized for respiratory epithelium
•	Distinct carrier from oral (cholix-based) system

Manufacturing

We believe that developing our own manufacturing capacity and capability is important to limit our reliance on contract manufacturers, protect our trade secrets and intellectual property, and improve our manufacturing processes.  We have spent and continue to spend significant resources developing our current manufacturing processes, capabilities, and know-how. We are currently commissioning and qualifying a new GMP manufacturing facility located in South San Francisco where we will continue to manufacture clinical drug supply. We have successfully manufactured clinical supply at our previous GMP facility also located in South San Francisco. We will also continue to rely on third-party current good manufacturing practice (cGMP) manufacturers for certain manufacturing steps of our product candidates for clinical supply.  We have established non-exclusive relationships with several contract manufacturers, for the manufacturing of various intermediates and finished product candidates. We have personnel with significant technical, manufacturing, analytical, quality, regulatory, cGMP, and project management experience to execute our internal manufacturing capabilities, oversee our third-party manufacturers, and to manage manufacturing and quality data and information for regulatory compliance purposes.

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

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our strategy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. Our patent portfolio is intended to cover our product candidates and related components, their methods of use and processes for their manufacture, and any other inventions that are commercially important to our business. We also rely on trademarks as well as trade secret protection of our confidential information and know-how relating to our proprietary technology platform, and product candidates. We believe that we have substantial know-how and trade secrets relating to our technology and product candidates.

As of January 28, 2022, our patent portfolio includes patents and patent applications related to our technology platform and our product candidates. In total, our patent portfolio includes 63 U.S. and foreign issued patents and over 94 other pending patent applications. Foreign patents are granted in the following jurisdictions: Europe (validated in Germany, France, United Kingdom, Belgium, Switzerland, Spain, Ireland, Italy, Netherlands, Sweden, Norway, Austria, Denmark, Finland, Hungary, Poland, Portugal, Turkey, Czech Republic, Luxembourg, and Slovenia), Canada, China, Israel, Australia, Japan, South Korea, Mexico, Russia, South Africa, and India. The technology platform filings include 60 issued patents and at least 56 pending applications. Certain platform filings are expected to expire as early as 2031. Other filings directed to platform technology are expected to expire as early as 2039.

In addition to platform filings, we have filings directed to specific product candidates. For our product candidates, we generally pursue multilayered patent protection covering the composition of matter including the sequence of the product candidates, the formulations of the product candidates, and/or the functional characteristics of the product candidates. In addition to composition of matter coverage, we also generally pursue claims directed to methods of making, and methods of use of the product candidates. Filings specific to AMT-101 and AMT-126 are expected to expire in 2040 or 2039.

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

As a result of the COVID-19 public health emergency, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic. The FDA has also published other COVID-19-related industry guidance, including updates to previous guidance, regarding Good Manufacturing Practices, remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and drug product manufacturing and supply chain inspections, among others. The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, including new regulatory requirements and changes to existing regulations.

BLA Submission and Review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. The submission of a BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.

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

The U.S. federal Physician Payments Sunshine Act requires applicable manufacturers of covered prescription drugs, devices, biologics or medical supplies subject to FDA approval or clearance for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicare & Medicaid Services (CMS) information related to certain payments and other transfers of value made in the previous year to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), teaching hospitals, and information regarding ownership and investment interests held by physicians and their immediate family members.

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

The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, a new licensure framework for follow on biologic products, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There have been executive, legislative and judicial challenges to certain aspects of the ACA since its enactment. For example, the Tax Cuts and Jobs Act of 2017 (Tax Act) was enacted, which, among other things, removed penalties for not complying with ACA’s individual mandate to carry health insurance, effective January 1, 2019. On December 14, 2018, a Texas District Court Judge ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. However, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how future challenges to the ACA and healthcare measures promulgated by the Biden administration will impact the ACA, our business, financial condition and results of operations.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. These reductions went into effect in April 2013 and will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in 2020, under the Trump administration, the U.S. Department of Health and Human Services (HHS) and CMS issued various rules in November and December of 2020 that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules implemented during the Trump administration. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies.

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases and allowing Medicare to negotiate pricing for certain covered drug products. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.

Human Capital

Employees

As of December 31, 2021, we had 125 full-time employees, approximately 80% of whom were engaged in research and development activities. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Diversity & Inclusion

We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. Our management team and employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and we have implemented specific policies designed to prevent, identify, report and stop any type of discrimination and harassment. Our recruitment, hiring, development, training, compensation and advancement at our company is based on qualifications, performance, skills and experience without regard to gender, race and ethnicity.

Competitive Pay & Benefits and Pay Equity

We strive to provide competitive and robust compensation and benefits programs that help meet the varying needs of our employees, and we are committed to pay equity, based on gender or race/ethnicity. Our total rewards package includes competitive pay, comprehensive healthcare benefits package for employees, family medical leave and flexible work schedules. In addition, we offer every full-time employee, both exempt and non-exempt, the benefit of equity ownership in the company through stock option grants, restricted stock unit grants, and our employee stock purchase plan. We offer a 401(k) plan and we match employee contributions up to a certain limit.

Employee Development & Training

The competition for talent in our industry and in the San Francisco Bay Area where our headquarters is located is significant. As a result, our commitment to investing in human capital is of critical importance to ensure our ability to attract, develop and maintain key talent to support the growth of our business.

We emphasize employee development and training. We have a performance development review process in which managers provide regular feedback to assist with the development of our employees, including the use of individual plans to assist with career development.

Safety

The safety, health and wellness of our employees is a top priority. In response to COVID-19, we have implemented safety protocols, including limiting on-site activities to essential staff during periods of increased regional COVID-19 infection rates, routine screening for employees and others visiting the site, contact tracing and appropriate protocols to address any known exposures, increased cleaning procedures and readily available hand sanitizer stations, and additional controls based on case rates and local requirements including the wearing of masks and for social distancing. These protocols are designed to maintain the health and safety of our employees and comply with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.

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
•

We have conducted, and continue to conduct, clinical trials for AMT-101 and AMT-126 outside of the United States, and geo-political events such as any escalation of the conflict between Russia and Ukraine could delay the completion of certain of our clinical trials;

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

•

The manufacturing of our product candidates is complex. We and our third-party manufacturers may encounter difficulties in production. If we encounter any such difficulties, our ability to supply our product candidates for clinical trials or, if approved, for commercial sale, could be delayed or halted entirely; and

•	The market price of our common stock may be volatile, which could result in substantial losses for investors.

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

We have no products approved for commercial sale and have not generated any revenue from product sales. We are developing a novel technology platform which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. While we are conducting Phase 2 clinical trials for our most advanced product candidate, AMT-101, a GI-selective oral fusion of IL-10 and our proprietary carrier molecule, and are conducting a Phase 1 clinical trial of AMT-126, a GI-selective oral fusion of IL-22 and our proprietary carrier molecule, we have not initiated clinical trials for any of our other product candidates. To date, we have not obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third-party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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

We have incurred net losses in each reporting period since our inception, including net losses of $100.3 million for the year ended December 31, 2021 and $66.6 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $239.6 million.

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

We expect to continue to incur significant expenses and increasingly higher operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

▪	continue our research and discovery activities;
▪	continue the development of our proprietary technology platform;
▪	progress our current and any future product candidates through preclinical and clinical development;
▪	initiate and conduct additional preclinical, clinical, or other studies for our product candidates;
▪	work with our CDMOs to manufacture our product candidates for our clinical trials;
▪	continue to establish, operate and ramp up a manufacturing facility;
▪	change or add additional contract manufacturers or suppliers;
▪	seek regulatory approvals and marketing authorizations for our product candidates;

▪	establish sales, marketing, and distribution infrastructure to commercialize any products for which we obtain approval;
▪	take steps to seek protection of our intellectual property and defend our intellectual property against challenges from third parties;
▪	obtain, expand, maintain, protect, and enforce our intellectual property portfolio;
▪	pursue any licensing or collaboration opportunities;
▪	attract, hire, and retain qualified personnel including clinical, scientific, management, and administrative personnel;
▪	provide additional internal infrastructure to support our continued research and development operations and any planned commercialization efforts in the future;
▪	experience any delays or encounter other issues related to our operations;
▪	implement operations, financial, and management information systems;
▪	meet the requirements and demands of being a public company; and
▪	defend against any product liability claims or other lawsuits related to our products or operations.

Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity, working capital, and our ability to fund our development efforts and achieve and maintain profitability. In any particular period, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

We have historically financed our operations primarily through private placements of our convertible preferred stock and the sale of common stock in public equity issuances, such as our IPO in June 2020 and our follow-on equity offering in April 2021. In addition, on January 27, 2022, the Company entered into a Sales Agreement with SVB Leerink LLC and JMP Securities LLC, as the Company’s sales agents (Agents), pursuant to which the Company may offer and sell from time to time through the Agents up to $150 million in shares of the Company’s common stock through an “at-the-market” program. We may seek to raise capital through debt financings, private or public convertible debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to us. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our development efforts, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations.

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

▪

developing sustainable, consistent, time-sensitive, and scalable manufacturing processes for our product candidates, either by ourselves or with third-party manufacturers, and obtaining regulatory approvals for such processes, as well as establishing and maintaining commercially viable supply relationships with third parties that can provide adequate products and services to support clinical activities and commercial demand of our products;

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

As of December 31, 2021, we had cash, cash equivalents, and investments of $159.8 million. In April 2021, we also issued common stock in a follow-on public offering which resulted in net proceeds of $112.8 million after deducting the underwriting discounts and commissions and offering expenses. On July 1, 2021, we filed an omnibus shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) that automatically became effective and allows us to undertake various equity and debt offerings. In addition, on January 27, 2022, the Company entered into a Sales Agreement with the Agents pursuant to which the Company may offer and sell from time to time through the Agents up to $150 million in shares of the Company’s common stock through an “at-the-market” program. As of February 24, 2022, we had not sold any shares of common stock under the Sales Agreement. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments will be sufficient to fund our projected operations at least 12 months after the date of issuance of the financial statements. Our estimate as to how long we expect our existing cash, cash equivalents, and investments to be available to fund our operations is based on assumptions that may prove inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

We currently rely and expect to continue to rely on third parties, such as contract research organizations (CROs), contract development and manufacturing organizations (CDMOs), medical institutions, academic institutions, and clinical investigators to conduct some aspects of our research and preclinical studies and our clinical trials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations for any reason including the COVID-19 pandemic. For example, as a result of ongoing COVID-19 research and the current global supply chain issues, there is currently limited availability for certain resources required to conduct some of our preclinical studies and clinical trials, which has resulted in and may continue to result in longer lead times, increased costs, and delays in completing preclinical studies and clinical trials. If we need to enter into alternative arrangements or are unable to find suitable alternative arrangements, it would delay our product development activities.

Our reliance on third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with current good clinical practices (cGCP) for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible, reproducible, and accurate and that the rights, integrity, and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

If third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may be unable to complete, or may be delayed in completing, our preclinical studies or our clinical trials, and we will not be able to obtain, or may be delayed in obtaining, marketing approvals for any product candidates we may develop and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines. For example, we have increased total enrollment from 30 patients to between 40 and 50 patients due to an imbalance in the trial’s planned 1:1 randomization for the Phase 2 MARKET combination trial of oral AMT-101 with anti-TNFα in moderate-to-severe ulcerative colitis patients. The trial has been and continues to be blinded. In addition, currently there is a conflict involving Russia and Ukraine, and this has and may continue to impact our CROs, CDMOs and clinical investigators’ ability to conduct certain of our trials in Ukraine, Russia and other Eastern European countries, and may prevent us from obtaining data on patients already enrolled at sites in these countries. This could negatively impact the completion of our clinical trials and/or analyses of clinical results, which could materially harm our business.

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

Manufacturing of biologic therapeutics is a complex process and represents a critical path to creating oral biologic product candidates and a key component of our long-term success. We have spent significant resources and plan to continue to spend significant resources to develop our current manufacturing capabilities, processes and know-how to produce sufficient supply of our product candidates. While we previously qualified a manufacturing facility located in South San Francisco, we have now relocated the manufacturing equipment to a new facility in our new corporate headquarters in South San Francisco. Qualifying our new manufacturing facility is time intensive and costly and we may experience difficulties associated with the transition, including as a result of the COVID-19 pandemic. Although we have successfully manufactured certain preclinical and clinical supply at our previously qualified manufacturing facility, we will need to do so at our new location and may encounter difficulties.

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

The process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. We have experienced in the past situations in which a contract manufacturer has failed to successfully complete a scheduled manufacturing run as a result of their manufacturing process errors or deviations from the product specifications. We also have experienced in the past situations in which we failed to successfully complete a schedule manufacturing run at our primary manufacturing site. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral, or other contaminants are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, we may have to quarantine impacted manufacturing lots pending an impact assessment, or such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

We currently have limited internal manufacturing experience and personnel. While we are transitioning our internal manufacturing to our new facility, we expect that facility will be a site for the manufacture of product candidates, and we do not currently have the infrastructure or internal capability to manufacture our product candidates for commercialization purposes. We expect to continue to rely on third parties for certain manufacturing operations of our product candidates for preclinical studies and clinical trials, in compliance with applicable regulatory and quality standards, including cGMP, and may do so for the commercial manufacture of some or all of our product candidates, if approved. If we are unable to arrange for and maintain third-party manufacturing sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. If we were to experience an unexpected loss of supply of our product candidates, for any reason, whether as a result of manufacturing, supply, logistics, or storage issues, the COVID-19 pandemic, or otherwise, we could experience delays, disruptions, suspensions, or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Such failure or substantial delay or loss of supply could materially harm our business.

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

We rely on third-party suppliers for the raw materials required for the production of our product candidates. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of raw materials involve several risks, including delays as a result of COVID-19, the United Kingdom’s (UK) withdrawal from the European Union (Brexit) and recent global supply chain disruptions, limited control over pricing, availability, quality and delivery schedules. For example, as a result of Brexit, the movement of goods between the UK and the remaining member states of the EU are subject to additional inspections and documentation checks. As a result, we have experienced delays in our supply chain.

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

As of December 31, 2021, we had 125 full-time employees. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

The COVID-19 pandemic, and actions taken to mitigate the spread of the virus, has impacted and could continue to adversely impact our business including our ongoing and planned clinical trials and preclinical studies.

Since the COVID-19 virus was reported in December 2019 in Wuhan, China, the virus has spread extensively throughout the world, resulting in the World Health Organization characterizing COVID-19 as a pandemic. While significant progress in addressing the pandemic has been made with multiple vaccines and treatment options now available, the emergence of highly transmissible variants of the virus, such as the Delta and Omicron variants, have resulted in periodic surges in infection rates around the world and a cycle of fluctuating public health restrictions designed to mitigate the spread of the virus. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the spread or emergence of new variants, the duration and severity of surges in outbreaks, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. As a result of the COVID-19 pandemic we have experienced and could experience future disruptions that could severely impact our business, current and planned clinical trials and preclinical studies, including:

▪

delays or difficulties in enrolling and retaining participants, particularly subjects who are at a higher risk of severe illness or death from COVID-19, in our Phase 2 clinical trials with AMT-101, Phase 1 clinical trials with AMT-126 and our other future clinical trials or those conducted by third parties which could result in increased costs and clinical trial delays and adjustments. For example, there has been an increase in Omicron infections which has impacted patient recruitment at certain of our clinical trial sites and could result in increased costs and delays;
▪

challenges related to ongoing and increased operational expenses related to the COVID-19 pandemic. For example, we have incurred additional expenses by increasing the number of clinical trial sites for certain clinical trials to mitigate the impact of COVID-19 on patient enrollment rates;

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

Further, as a result of the COVID-19 pandemic, the extent and length of which is uncertain, we have and may continue to develop and implement additional clinical trial policies and procedures designed to help protect trial participants from the COVID-19 virus, which may include using telemedicine visits, remote monitoring of patients and clinical sites, and measures to ensure that data from clinical trials that may be disrupted as a result of the pandemic are collected pursuant to the trial protocol and consistent with cGCP, with any material protocol deviation reviewed and approved by the site Institutional Review Board (IRB). Patients who may miss scheduled appointments, any interruption in trial drug supply, or other consequence that may result in incomplete data being generated during a trial as a result of the pandemic must be adequately documented and justified. For example, the FDA issued guidance on March 18, 2020, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describe a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report (or as a separate document) contingency measures implemented to manage the trial, and any disruption of the trial as a result of the COVID-19 pandemic; a list of all trial participants affected by the COVID-19-pandemic related trial disruption by unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or trial, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the trial. We have implemented certain of these measures. In June 2020, the FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs. Additional COVID-19 related guidance released by FDA include guidance addressing resuming normal drug and biologics manufacturing operations; manufacturing, supply chain, and inspections; and statistical considerations for clinical trials during the COVID-19 public health emergency. In view of the spread of the COVID-19 variants, FDA may issue additional guidance and policies that may materially impact our business and clinical development timelines. Changes to existing policies and regulations can increase our compliance costs or delay our clinical plans.

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

As of December 31, 2021 and December 31, 2020, we had federal and California net operating loss (NOL) carryforwards of approximately $252.1 million and $69.4 million, respectively. The federal NOL carryforwards arising in the tax year ending December 31, 2017 and earlier tax years will begin to expire in 2036, if not utilized. Realization of these NOLs depends on future income, and there is a risk that our existing NOLs could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.

Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our private placements, our IPO in June 2020, and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control.

As a result, our ability to use our pre-change NOL carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

Changes in our effective tax rate or tax liability may have an adverse effect on our operating results.

Our effective tax rate and the amount of our taxable income could be adversely affected by several factors, many of which are outside our control, including:

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

We have experienced in the past situations in which a contract manufacturer has failed to successfully complete a scheduled manufacturing run as a result of their manufacturing process errors or deviations from the product specifications. We also have experienced in the past situations in which we failed to successfully complete a schedule manufacturing run at our primary manufacturing site. These situations have the potential to cause delays in timelines and increases in development costs.

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

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, the public release of clinical data, and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. For example, we have previously updated our anticipated timelines for milestones for our clinical trials that were publicly announced. If we do not meet milestones as publicly announced, our stock price may decline.

We may encounter difficulties enrolling patients or healthy volunteers in our clinical trials, and our clinical development activities could thereby be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We have experienced and may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including:

▪	the patient eligibility criteria defined in the protocol;
▪	the size of the trial population required for analysis of the trial’s primary endpoints;
▪	the proximity of patients to a trial site;
▪	the design of the trial;
▪	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
▪	competing clinical trials, including our own clinical trials, for similar therapies or targeting patient populations meeting our patient eligibility criteria;
▪	clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies and product candidates;
▪	our ability to obtain and maintain patient consents;
▪

health epidemics such as the COVID-19 pandemic. For example, there has been an increase in Omicron infections which has impacted patient recruitment at certain of our clinical trial sites and could result in increased costs and delays; and

▪	the risk that patients enrolled in clinical trials will not complete such trials, for any reason.

We may also need to increase our planned enrollment for clinical trials. For example, we have increased total enrollment from 30 patients to between 40 and 50 patients due to an imbalance in the trial’s planned 1:1 randomization for the Phase 2 MARKET combination trial of oral AMT-101 with anti-TNFα in moderate-to-severe ulcerative colitis patients. The trial has been and continues to be blinded. In addition, the size and nature of the patient populations of the indications for which we are targeting may present difficulties or delays in enrollment due to factors such as being orphan disease populations or competition for patients with other trials. For example, we are aware of multiple clinical trials in UC being conducted by competitors, and certain of our ongoing trials are competing for the same patient population, both of which may make it difficult for us to enroll sufficient patients.

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

Preclinical studies and clinical testing are expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical studies or clinical trial process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including variability in the purity or potency of different batches of the same product candidate, changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen, and other aspects of the clinical trial protocols and the rate of dropout among clinical trial participants. Open-label extension studies may also extend the timing and cost of a clinical development program substantially. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than the products that we may develop. Our competitors also may obtain FDA or foreign regulatory approval for their products more rapidly than we may obtain approval for our product candidates, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Further, the ability of the FDA or other regulatory agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, government shutdowns including as a result of the COVID-19 pandemic, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In response to the COVID-19 public health emergency, the FDA postponed most inspections of foreign manufacturing facilities and routine surveillance inspections of domestic manufacturing facilities in 2020. In May 2021, the FDA issued an updated guidance on manufacturing, supply chain, and drug and biological product inspections, indicating that it intends to continue using other tools and approaches where possible for pre-approval inspections, and that it will continue to conduct “mission-critical” inspections on a case-by-case basis, or, where possible to do so safely, resume prioritized domestic inspections, such as pre-approval and surveillance inspections. FDA resumed standard operations for domestic surveillance inspections in July 2021 but on December 29, 2021, FDA announced that due to the spread of the Omicron variant, it would revert back to conducting only mission critical foreign and domestic onsite inspections and would temporarily postpone certain other inspectional activities. The pause on domestic inspections was originally set to expire on January 19, 2022, but FDA extended the pause at least through Feb. 4 with the goal of restarting these activities “as soon as safely possible.” The agency announced that it would proceed with previously planned foreign surveillance inspections that have received country clearance and are within the CDC’s Level 1 or Level 2 COVID-19 travel recommendation; otherwise, the inspection would be rescheduled. FDA’s current goal is to return to a regular cadence for foreign surveillance inspections in April 2022. These actions in response to the Omicron variant are likely to affect some FDA approval decisions and the agency’s attempt to clear its inspections backlog. Furthermore, there is a risk that new COVID-19 variants could emerge that could continue to impact the operations of FDA, EMA, or comparable foreign regulatory authorities, which could negatively impact our regulatory development programs including the timing to complete ongoing clinical trials or our ability to start new clinical trials.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved therapies, and coverage may be more limited than the purposes for which the therapy is approved by the FDA, EMA or other regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a therapy will be paid for in all cases or at a rate that is commensurate with our product pricing that covers our costs, including research, development, manufacturing, sale and distribution expenses. Interim reimbursement levels for new therapies, if applicable, may also be insufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the therapy and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost therapies and may be incorporated into existing payments for other services. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Net prices for therapies may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future change to laws that presently restrict imports of therapies from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and adequate reimbursement from third-party payors, including both government-funded and private payors, for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

We have conducted, and continue to conduct, clinical trials for AMT-101 and AMT-126 outside of the United States, and we may do so for our other product candidates, which exposes us to additional risks. For example, the FDA, EMA, and applicable foreign regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We conduct our Phase 2 clinical trials for AMT-101 and our Phase 1 clinical trial for AMT-126 in countries outside of the United States, and we plan to conduct additional future clinical trials outside the United States. The acceptance of trial data from clinical trials conducted outside the United States by the FDA, EMA, or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, or any applicable foreign regulatory authority will accept data from trials conducted outside their applicable jurisdiction. If the FDA, EMA, or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

Conducting trials outside the United States also exposes us to additional risks, including risks associated with:

▪	additional foreign regulatory requirements;
▪	foreign exchange fluctuations;
▪	increased supply chain complexity, including compliance with foreign manufacturing, customs, shipment and storage requirements and regulations;
▪	regional differences in medical practice and clinical research;
▪	diminished protection of intellectual property in some countries; and
▪	interruptions or delays in our trials resulting from geo-political events such as war or terrorism.

For example, currently there is a conflict involving Russia and Ukraine. Our AMT-101 Phase 2 FILLMORE, LOMBARD and MARKET trials currently include clinical trial sites located in Ukraine, Russia, and other Eastern European countries. This has and may continue to impact our ability to conduct certain of our trials in Ukraine, Russia and other Eastern European countries, and may prevent us from obtaining data on patients already enrolled at sites in these countries. This could negatively impact the completion of our clinical trials and/or analyses of clinical results, which could materially harm our business.

Also, recent and potential global supply chain disruptions and geo-political events may impact our ability to manufacture and deliver AMT-101 and AMT-126 to our clinical trial sites, particularly those outside the United States. If we or our contractors are unable to deliver sufficient quantities of a study product candidate, the completion of our clinical trials may be delayed, which could materially harm our business.

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

From time to time, we may publicly disclose preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial such as data from our clinical trials of AMT-101 and AMT-126. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published.

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

In March 2010, the Patient Protection and Affordable Care Act (ACA) was enacted, which includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. The ACA continues to significantly impact the United States’ pharmaceutical industry. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. In June 2021, the United States Supreme Court. held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. On January 28, 2021, President Biden issued an executive order instructing certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how this Supreme Court decision, future litigation, and healthcare measures promulgated by the current administration will impact the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2031 with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken.

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization if we obtain regulatory approval for any of our products. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our current or any future products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Our future products, if any, might not be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payors, an adequate level of reimbursement might not be available for such products and third-party payors’ reimbursement policies might adversely affect our ability to sell any future products profitably.

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

▪

The federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, require applicable manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the HHS under the Open Payments Program, information related to certain payments and other transfers of value made in the previous year to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The information reported annually is publicly available on a searchable website.

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

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research, product development, and manufacturing efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty, and general liability insurance policies only provide limited coverage. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

In addition, our products may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our business. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by U.S. sanctions. U.S. sanctions that have been or may be imposed as a result of the conflict between Russia and Ukraine may impact our ability to continue activities at clinical trial sites within regions covered by such sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges.

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

If we initiated legal proceedings against a third party to enforce a patent covering our product candidates or other technologies, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of our patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our product candidates or other technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a third-party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates or other technologies. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and growth prospects.

Third-party claims of intellectual property infringement, misappropriation, or other violation against us may prevent or delay the development and commercialization of our product candidates and other technologies.

The fields of designing and developing treatments for immunology, inflammation, and metabolic diseases are highly competitive and dynamic. In addition, while research and development that is taking place by several companies, including us and our competitors in oral biologic therapeutics, the technology used in our product candidates is still in development and no products utilizing similar technology have yet reached the market. As such, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. This could lead to significant intellectual property related litigation and proceedings relating to our, and other third-party, intellectual property and proprietary rights in the future.

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

Third parties may have patents or obtain patents in the future and claim that the manufacture, use, or sale of our product candidates or other technologies infringes upon these patents. In the event that any third party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by our product candidates or other technologies. In this case, the holders of such patents may be able to block our ability to commercialize the applicable product candidate or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third party patent on commercially reasonable terms, we may be unable to commercialize our product candidates or other technologies, or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

Patents have a limited lifespan. In the United States and abroad, if all maintenance fees/annuity fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest non-provisional filing date. The protection a patent affords is limited. Even if patents covering our products are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing, and regulatory review of new products, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate, and retain highly qualified managerial, scientific, and clinical development personnel. We are highly dependent on our management and our scientific, technical, business, and medical personnel. The loss of the services provided by any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in the development of our product candidates and harm our business. Additionally, the COVID-19 pandemic and/or the highly competitive job market has interfered with our ability to hire or retain personnel and we have been required to increase our compensation and incentive packages, and be more flexible in allowing personnel to work remotely from other cities to attract and retain personnel.

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

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we can offer. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition to competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. We could in the future have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity grants that vest over time. The value to employees of these equity grants that vest over time have been and may continue to be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. If we are unable to attract and incentivize quality personnel on acceptable terms, or at all, it may cause our business and operating results to suffer.

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

Our business is subject to risks associated with conducting business internationally. Some of our CDMOs are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

▪

economic weakness, including inflation, or political instability in certain non-U.S. economies and markets. For example, inflationary pressures have increased and could increase costs for our clinical trials;

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

Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors may be vulnerable to damage, compromise, disruption and unauthorized access owing to a variety of causes, including system malfunction, natural disasters, terrorism, war and telecommunication and electrical failure, and inadvertent or intentional actions by our employees, CROs and other contractors, and/or other third parties, or cyber-attacks by malicious third parties. As the cyber-threat landscape evolves, such cyberattacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering, and/or other means. These risks may increase as a result of COVID-19, owing to an increase in our and our CROs’ and other contractors’ personnel working remotely or utilizing personal devices. If a breakdown, disruption, cyberattack, or other information security breach or security incident were to occur and cause interruptions in our operations or loss, corruption, or unavailability of data, or if any of the foregoing were perceived to have occurred, it could subject us to claims, proceedings, or other liabilities and may result in a material disruption of our development programs and our business operations, which could lead to significant delays or setbacks in our research and other further development and commercialization of our product candidates. For example, the loss of clinical trial data from completed, ongoing, or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, disruptions of, or security breaches or other incidents of, our information technology systems or those of our future CROs and other contractors and consultants could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure or dissemination of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to loss, damage, or unavailability of, or unauthorized access to, or use, alteration, or disclosure or dissemination of, personal information or other data we or our contractors or consultants process or maintain, including personal information regarding clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

Risks Related to Ownership of Our Common Stock

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

▪	regulatory or legal developments in the United States and other countries;
▪	developments or disputes concerning patent applications, issued patents, or other proprietary rights;
▪	the recruitment or departure of key personnel;
▪	the level of expenses related to any of our research programs, clinical development programs, or product candidates that we may develop;
▪	the results of our efforts to develop additional product candidates or products;
▪	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
▪	announcement or expectation of additional financing efforts;
▪	future sales of our common stock by us, our insiders, or other stockholders;
▪	expiration of market standoff or lock-up agreements;
▪	variations in our financial results or those of companies that are perceived to be similar to us;
▪	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
▪	changes in the structure of healthcare payment systems;
▪	market conditions in the pharmaceutical and biotechnology sectors;
▪	general economic, industry, political, and market conditions, including the impact of the COVID-19 pandemic; and
▪	the other factors described in this “Risk Factors” section.

Recently, the market price of our common stock has been volatile. In addition, in recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business which could seriously harm our business.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. On July 1, 2021, we filed an omnibus shelf registration statement on Form S-3 with the SEC that automatically became effective and allows us to undertake various equity and debt offerings, and on January 28, 2022, we filed a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $150 million of our common stock from time to time through an “at-the-market” program under the Securities Act of 1933, as amended. If we or our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.

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

We have in the past and may in the future seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. For example, on April 6, 2021, we completed a follow-on offering and issued 2,875,000 shares of our common stock at a price of $42.00 per share. In addition, on July 1, 2021, we filed an omnibus shelf registration statement on Form S-3 with the SEC that automatically became effective and allows us to undertake various equity and debt offerings, and on January 28, 2022, we filed a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $150 million of our common stock from time to time through an “at-the-market” program under the Securities Act of 1933, as amended. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 46% of our voting stock. As a result, this group of stockholders, if they act together, will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, which might affect the prevailing market price for our common stock.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management has devoted and will continue to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. SOX, the Dodd-Frank Wall Street Reform, and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to continue to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to SOX Section 404, we are required to furnish a report by our management on our internal control over financial reporting. We are also required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we have engaged outside consultants and have been engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, work with outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

In addition, we are no longer an “emerging growth company” and may no longer take advantage of certain exemptions from various reporting requirements that are applicable to other public companies. This increase in reporting requirements will further increase our compliance burden.

If we are unable to maintain effective internal controls, our business, financial position, and results of operations could be adversely affected.

As a public company, we are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended (Exchange Act), including the requirements of SOX Section 404, which require annual management assessments of the effectiveness of our internal control over financial reporting. In addition, our auditors are required to formally attest to the effectiveness of our internal control over financial reporting pursuant to SOX Section 404.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. However, we have in the past and may in the future identify material weaknesses or significant deficiencies in internal control over financial reporting. Under standards established by the Public Company Accounting Oversight Board, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We cannot assure you that there will not be additional material weaknesses or significant deficiencies that our independent registered public accounting firm or we will identify.

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

General Risk Factors

Changes in interpretation or application of generally accepted accounting principles may adversely affect our operating results.

We prepare our financial statements to conform to United States Generally Accepted Accounting Principles. These principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Additionally, as we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period.

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

The majority of our operations including our corporate headquarters and manufacturing operations are located in a facility in South San Francisco, California. Damage or extended periods of interruption to our corporate, development, research, or manufacturing facility due to fire, natural disaster, power loss, communications failure, unauthorized entry, or other events could cause us to cease or delay development of some or all of our product candidates. Although we maintain property damage and business interruption insurance coverage on our facility, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is currently located in South San Francisco, California, where we lease 84,321 square feet of laboratory, manufacturing, warehouse and office space pursuant to a lease agreement that expires in October 2029. We also lease approximately 20,000 square feet of additional warehouse space in South San Francisco, California pursuant to a lease agreement that expires in July 2029.

We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. We are not currently, and were not during the year ended December 31, 2021, a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business and, to the best of management’s knowledge, no such litigation is currently pending or threatened. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

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

Stockholders

As of February 17, 2022, we had 14 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Stock Performance Graph

The table below shows the cumulative total return of our common stock during the period from June 5, 2020 through December 31, 2021 in comparison to the indicated indexes. The results assume that $100 was invested at market close on June 5, 2020, which was the first day our common stock began trading, in our common stock and each of the indicated indexes, including reinvestment of any dividends. The indices are included for comparative purposes only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act, as amended, or the Exchange Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Figure 28 below shows our stock performance graph.

Stock Performance Graph

	June 5,	December 31,
	2020	2020	2021
Applied Molecular Transport, Inc.	$100.00	$171.13	$77.75
Nasdaq Composite	100.00	131.32	159.41
Russell 2000	100.00	131.03	148.98
NYSE Arca Biotechnology	100.00	103.08	99.11
Nasdaq Biotechnology	100.00	115.29	114.56

The stock price performance included in the graph above are based on historical data and are not necessarily indicative of, or intended to forecast, future stock price performance.

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

Use of Proceeds from Follow-On Offering

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

There has been no material change in the planned use of proceeds in our follow-on offering as described in our final prospectus filed with the SEC on April 1, 2021 pursuant to Rule 424(b)(4). We invested the funds received in interest-bearing investment-grade securities.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report. This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this report.

Overview

We are a clinical-stage biopharmaceutical company leveraging our proprietary technology platform to design and develop a pipeline of novel oral biologic product candidates to treat autoimmune, inflammatory, metabolic, and other diseases. Our proprietary technology platform allows us to exploit existing natural cellular trafficking pathways to facilitate the active transport of diverse therapeutic payloads across the IE barrier. Active transport is an efficient mechanism that uses the cell’s own machinery to transport materials across the IE barrier. We believe that our ability to exploit this mechanism is a key differentiator of our approach. We are developing oral biologic product candidates in patient-friendly dosage forms that are designed for either targeting local GI tissue or entering systemic circulation to precisely address the relevant biology of a disease. We are building a portfolio of oral product candidates based on our technology platform including our most advanced product candidate, AMT-101, a gastrointestinal (GI)-selective oral fusion of interleukin-10 (IL-10) and our proprietary carrier molecule. We are actively enrolling and dosing patients globally across multiple Phase 2 clinical trials of AMT-101 in ulcerative colitis (UC) and other inflammatory indications following the completion of a Phase 1b clinical trial in patients with UC. Our second product candidate, AMT-126, is a GI-selective oral fusion of interleukin-22 (IL-22) and our proprietary carrier molecule currently in development for diseases related to intestinal epithelial (IE) barrier function defects driven by activation of the innate immune system. We are currently enrolling subjects in a Phase 1 clinical trial with AMT-126. Our technology platform enables us to design and develop various oral biologic therapeutic modalities, such as peptides, proteins, full-length antibodies, antibody fragments, and RNA therapeutics, with potentially significant advantages over existing marketed and development-stage drugs.

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

Manufacturing of protein therapeutics is a complex process and represents a critical path to creating oral biologic therapeutics and a key component of our long-term success. We have spent significant resources to date on developing our current manufacturing processes and know-how to produce sufficient supply and optimize functionality. We now manufacture clinical supply at a new facility located in South San Francisco. While we have successfully manufactured clinical supply at our internal facility, we may need to scale our manufacturing operations to manufacture sufficient quantity needed to advance any of our product candidates in preclinical studies and clinical trials. Accordingly, we will be required to make significant investments to expand our manufacturing facilities in the future, and our efforts to scale our internal manufacturing capabilities are subject to risks.

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

Since the date of our incorporation, we have incurred significant losses and negative cash flows from operations. During the year ended December 31, 2021, we incurred a net loss of $100.3 million and used $82.6 million of cash in operations. As of December 31, 2021, we had an accumulated deficit of $239.6 million and do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

To date, we have financed our operations primarily through the private placements of convertible preferred stock and the issuance of common stock upon the completion of our IPO. We completed our IPO in June 2020 and received net proceeds of approximately $160.6 million after deducting underwriting discounts and commissions and offering costs, net of offering costs of $0.2 million paid in 2019. On April 6, 2021, we completed a follow-on offering and received net proceeds of approximately $112.8 million after deducting underwriting discounts and commissions and offering costs. In addition, on January 27, 2022, the Company entered into a Sales Agreement with SVB Leerink LLC and JMP Securities LLC, as the Company’s sales agents (the “Agents”), pursuant to which the Company may offer and sell from time to time through the Agents up to $150 million in shares of the Company’s common stock through an “at-the-market” program.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments will be sufficient to fund our planned operations through at least the next 12 months from the date of issuance of these financial statements. We have based this projection on assumptions that may be inaccurate and as a result, we may utilize our capital resources sooner than we expect.
COVID-19

Our financial results could be affected by the COVID-19 pandemic in various ways. As a result of the COVID-19 pandemic, we have experienced and could experience disruptions that could severely impact our business, current and planned critical trials and preclinical studies. For example, the COVID-19 pandemic could result in delays to our clinical trials and preclinical studies for numerous reasons including difficulties in enrolling patients or healthy volunteers, diversion of healthcare resources away from the conduct of clinical trials, delays in receiving regulatory authorities to initiate clinical trials, and delays in receiving supplies to conduct clinical trials and preclinical studies. For example, there has been an increase in Omicron infections which has impacted patient recruitment at certain of our clinical trial sites and could result in increased costs and delays. In addition, as a result of ongoing COVID-19 research and the current global supply chain issues, there is currently limited availability for certain resources required to conduct some of our preclinical studies and clinical trials, which may result in longer lead times, increased costs, and delays in completing preclinical studies and clinical trials. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of the clinical trial and other related business activities.

We are carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on our financial condition, including our cash flows and results of operations. We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 pandemic. However, the extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the spread or emergence of new variants, the duration and severity of surges in outbreaks, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-K, the related financial impact cannot be reasonably estimated at this time, although the impacts are expected to continue and may significantly affect our business. Accordingly, management is carefully monitoring the impact of COVID-19 pandemic on its business. As of December 31, 2021, we were not aware of any contingencies and no estimates were recorded on our financial statements.

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

Results of Operations

Comparisons of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$71,448	$53,936	$17,512
General and administrative	29,341	12,746	16,595
Total operating expenses	100,789	66,682	34,107
Loss from operations	(100,789)	(66,682)	(34,107)
Interest income, net	626	229	397
Other expense, net	(124)	(111)	(13)
Net loss	$(100,287)	$(66,564)	$(33,723)

Research and Development Expenses

Research and development expenses were $71.4 million for the year ended December 31, 2021, compared to $53.9 million for the year ended December 31, 2020. The overall increase in research and development expenses was primarily related to higher expenses associated with increased headcount, facilities related expenses and clinical trials. In particular, clinical trials expenses increased in fiscal 2021 compared to fiscal 2020 primarily due to progressing our most advanced product candidate, AMT-101, through the completion of Phase 1 studies, initiating AMT-101 Phase 2 studies, and progressing AMT-126 through the initiation of AMT-126 Phase 1 studies. These increases were partially offset by decreases in expenses related to preclinical studies, contract manufacturing and materials expenses. The following table sets forth the primary external and internal research and development expenses for the periods presented below (in thousands).

	Year Ended December 31,
	2021	2020	Change
External expenses:
Clinical trials	$16,558	$13,644	$2,914
Materials	6,852	7,168	(316)
Preclinical studies	2,975	5,990	(3,015)
Other research and development	2,021	1,913	108
Contract manufacturing	1,699	4,280	(2,581)
Internal expenses:
Personnel	29,159	13,431	15,728
Equipment, depreciation, and facility	12,184	7,510	4,674
Total research and development expenses	$71,448	$53,936	$17,512

General and Administrative Expenses

General and administrative expenses were $29.3 million for the year ended December 31, 2021 compared to $12.7 million for the year ended December 31, 2020. The increase in general and administrative expenses in fiscal 2021 compared to fiscal 2020 was primarily related to an increase of $10.9 million in personnel and administrative costs due to an increase in headcount, an increase of $4.8 million in professional fees and an increase of $1.0 million of facilities related expenses.

Interest Income, Net

Interest income, net was $0.6 million for the year ended December 31, 2021 compared to $0.2 million for the year ended December 31, 2020. The increase in interest income, net was primarily related to rental payments received related to the sublease of our former principal office.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2021, we had an accumulated deficit of $239.6 million. As of December 31, 2021, we had cash, cash equivalents, and investments of $159.8 million. Since the date of our incorporation, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval and commercialize any of our product candidates, and we do not know when, or if at all, that will occur. Our operations have been financed primarily by net proceeds from sales of our convertible preferred stock and common stock through our IPO and follow-on equity offering. In addition, on January 27, 2022, the Company entered into a Sales Agreement with SVB Leerink LLC and JMP Securities LLC, as the Company’s sales agents (Agents), pursuant to which the Company may offer and sell from time to time through the Agents up to $150 million in shares of the Company’s common stock through an “at-the-market” program.

Future Funding Requirements

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future.

In the future, we may seek to raise capital through public equity or debt financings, collaborative agreements or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

▪	the progress, costs, trial design, results of and timing of our various clinical trials of AMT-101 and AMT-126;
▪	the progress, costs and results of our research pipeline;
▪

the willingness of the FDA, EMA, or other regulatory authorities to accept our AMT-101 and AMT-126 clinical trials, as well as data from our completed and planned clinical trials and preclinical studies and other work, as the basis for review and approval of AMT-101 and AMT-126 for various indications;

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

Operating and Capital Expenditure Requirements and Contractual Obligations

We believe that our existing cash, cash equivalents, and investments as of December 31, 2021 will be sufficient to fund our current operating plan through at least the next 12 months from the date of issuance of these financial statements. Our short-term material cash requirements as of December 31, 2021 are to fund our operations, which consist primarily of research and development expenses related to our programs, and to a lesser extent, general and administrative expenses. We expect our expenses to continue to increase in connection with our ongoing activities as we continue to advance our product candidates. Our long-term material cash requirements as of December 31, 2021 include lease obligations. See Note 5.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash used in operating activities	$(82,609)	$(58,894)	$(26,967)
Net cash provided by (used in) investing activities	122,206	(109,286)	(22,134)
Net cash provided by financing activities	115,298	161,296	41,648
Net decrease in cash, cash equivalents and restricted cash	$154,895	$(6,884)	$(7,453)

Cash Used in Operating Activities

For the year ended December 31, 2021, net cash used in operating activities was $82.6 million, which consisted of a net loss of $100.3 million, a net decrease of $6.6 million in our net operating assets and liabilities, partially offset by $24.3 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to net decreases of $5.6 million in prepaid expenses and other current assets and $3.6 million in operating lease liabilities, partially offset by increases of $2.4 million in accounts payable and accrued expenses and $0.2 million in other liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $16.7 million, non-cash operating lease expense of $4.4 million and depreciation and amortization expenses of $3.2 million.

For the year ended December 31, 2020, net cash used in operating activities was $58.9 million, which consisted of a net loss of $66.6 million, partially offset by a net increase of $2.9 million in our net operating assets and liabilities and $4.8 million in non-cash charges. The net increase in our operating assets and liabilities was primarily due to net increases of $3.5 million in accounts payable and accrued expenses and a decrease of $0.5 million in other assets, partially offset by a net decrease of $1.1 million in prepaid expenses and other current assets. The non-cash charges primarily consisted of stock-based compensation expense of $3.1 million and depreciation of $1.8 million, partially offset by net accretion of discounts on investments of $0.1 million.

Cash Provided by or Used in Investing Activities

For the year ended December 31, 2021, cash provided by investing activities was $122.2 million related primarily to the sales and maturities of investments of $124.1 million, partially offset by the purchase of property and equipment of $1.9 million.

For the year ended December 31, 2020, cash used in investing activities was $109.3 million related primarily to the purchase of investments of $188.2 million and the purchase of property and equipment of $5.3 million, partially offset by the sales and maturities of investments of $84.2 million.

Cash Provided by Financing Activities

For the year ended December 31, 2021, cash provided by financing activities was $115.3 million, consisting primarily of net proceeds from the follow-on offering of $113.5 million, proceeds received from the stock option exercises of $2.1 million, and proceeds from issuance of common stock from employee stock purchase plan of $0.6 million. These proceeds were partially offset by payments for issuance costs related to the follow-on offering of $0.7 million and principal payments for finance lease liabilities of $0.2 million.

For the year ended December 31, 2020, cash provided by financing activities was $161.3 million, consisting primarily of net proceeds of $160.8 million received from the issuance of common stock in our IPO and proceeds received from the stock option exercises of $0.6 million, offset by principal payments for the capital lease of $0.1 million.

Critical Accounting Estimates

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

Accrued Research and Development Expenses

We accrue for estimated costs of research, preclinical studies, clinical trials, and manufacturing development services performed but not yet invoiced and such accruals are included within accrued expenses which are significant components of research and development expenses. A substantial portion of our ongoing research and development activities is conducted by third-party service providers including CROs and CDMOs. Our contracts, amendments thereto, statements of work and change orders with the CROs and CDMOs generally include fees such as initiation fees, reservation fees, costs related to animal studies and safety tests, verification run costs, materials and reagents expenses, and taxes. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and are expensed as services are rendered. The financial terms of these arrangements are subject to negotiations, which vary from contract to contract and may result in the timing of payments that do not match the periods over which materials or services are provided to us under such contracts. We accrue the costs incurred under agreements with these third-parties and/or adjust the prepaid expenses based on estimates of work completed in accordance with the respective agreements. We determine the estimated costs through information obtained from third-party providers as to the progress, or stage of completion or actual timeline (start-date and end-date) of the services and the agreed-upon fees to be paid for such services and corroboration with internal personnel responsible for oversight of the research and development activities.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2021, we had cash, cash equivalents, and investments of $159.8 million, consisting of U.S. Treasury securities and interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents, and investments. We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Foreign Currency Risk

Our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for services with payments denominated in foreign currencies, primarily the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. A 10.0% increase or decrease in current exchange rates would not have a material effect on our financial results for the year ended December 31, 2021.

Item 8. Financial Statements and Supplementary Data.

The financial statements and related financial statement schedules required to be filed are listed in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-

15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date our disclosure controls and procedures were effective at a reasonable assurance level (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedure were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a 15(f) of the Exchange Act. Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein, which states the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the year ended December 31, 2021, identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K includes an attestation report from our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Applied Molecular Transport Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Applied Molecular Transport Inc. (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24,2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's report on internal control". Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

San Francisco, California

February 24, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information responsive to this item is incorporated herein by reference to our definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information responsive to this item is incorporated herein by reference to our definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this item is incorporated herein by reference to our definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this item is incorporated herein by reference to our definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

Information responsive to this item is incorporated herein by reference to our definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits:

The list of exhibits filed with this Annual Report on Form 10-K is set forth in the Exhibit Index preceding the signature page and is incorporated herein by reference or filed with this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39306	3.1	June 9, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39306	3.2	June 9, 2020

4.1	Amended and Restated Investors' Rights Agreement, dated September 30, 2019.	S-1	333-238464	4.1	May 18, 2020

4.2	Specimen common stock certificate of the Registrant.	S-1	333-238464	4.2	May 18, 2020

4.3	Description of Securities.	Filed herewith

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-238464	10.1	May 18, 2020

10.2+	2015 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-238464	10.2	May 18, 2020

10.3+	2016 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-238464	10.3	May 18, 2020

10.4+	2020 Equity Incentive Plan and forms of agreement thereunder.	Filed herewith

10.5+	2020 Employee Stock Purchase Plan.	10-K	001-39306	10.5	March 19, 2021

10.6+	Executive Incentive Compensation Plan.	S-1/A	333-238464	10.6	June 1, 2020

10.7+	Outside Director Compensation Policy.	S-1/A	333-238464	10.7	June 1, 2020

10.8+	Senior Executive Change in Control and Severance Policy.	S-1/A	333-238464	10.15	June 1, 2020

10.9+	Confirmatory Employment Letter, by and between the Registrant and Tahir Mahmood, effective as of June 1, 2020.	S-1/A	333-238464	10.8	June 1, 2020

10.10+	Confirmatory Employment Letter, by and between the Registrant and Bittoo Kanwar, effective as of June 1, 2020.	S-1/A	333-238464	10.9	June 1, 2020

10.11+	Confirmatory Employment Letter, by and between the Registrant and Elizabeth Bhatt, effective as of June 1, 2020.	S-1/A	333-238464	10.10	June 1, 2020

10.12+	Confirmatory Employment Letter, by and between the Registrant and Randall Mrsny, effective as of June 1, 2020.	S-1/A	333-238464	10.11	June 1, 2020

10.13+	Confirmatory Employment Letter, by and between the Registrant and Shawn Cross, effective as of June 1, 2020.	S-1/A	333-238464	10.12	June 1, 2020

10.14+	Confirmatory Employment Letter, by and between the Registrant and Brandon Hants, effective as of June 1, 2020.	S-1/A	333-238464	10.13	June 1, 2020

10.15+	Offer Letter dated November 24, 2020 by and between the Registrant and Douglas Rich.	10-K	001-39306	10.15	March 19, 2021

10.16	Lease Agreement between AP3-SF2 CT South, LLC, dated December 18, 2016.	S-1	333-238464	10.12	May 18, 2020

10.17	Lease Agreement between ARE-East Jamie Court, LLC and Applied Molecular Transport Inc. dated February 5, 2021.	8-K	001-39306	10.1	February 10, 2021

10.18	Executive Chair Letter Agreement between the Company and Graham Cooper, dated January 27, 2022.	8-K	001-39306	10.1	January 27, 2022

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (reference is made to the signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104.0	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

Applied Molecular Transport Inc.

Date: February 24, 2022	By:	/s/ Tahir Mahmood
Tahir Mahmood, Ph.D.
Co-Founder and Chief Executive Officer

Date: February 24, 2022	By:	/s/ Shawn Cross
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

Name	Title	Date

/s/ Tahir Mahmood	Co-Founder, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022
Tahir Mahmood, Ph.D.

/s/ Shawn Cross	Chief Financial Officer (Principal Financial Officer)	February 24, 2022
Shawn Cross

/s/ Brandon Hants	Senior Vice President, Finance and Business Operations (Principal Accounting Officer)	February 24, 2022
Brandon Hants

/s/ Helen Kim	Director	February 24, 2022
Helen Kim

/s/ Graham Cooper	Director, Executive Chair of the Board	February 24, 2022
Graham Cooper

/s/ David Lamond	Director	February 24, 2022
David Lamond

/s/ Randall Mrsny	Co-Founder, Chief Scientific Officer and Director	February 24, 2022
Randall Mrsny, Ph.D.

/s/ Holly Schachner	Director	February 24, 2022
Holly Schachner, M.D.

/s/ John Smither	Director	February 24, 2022
John Smither

/s/ Aaron VanDevender	Director	February 24, 2022
Aaron VanDevender, Ph.D.

APPLIED MOLECULAR TRANSPORT INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Applied Molecular Transport Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Applied Molecular Transport Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases on January 1, 2021 due to adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued and Prepaid Expenses - Accrued and Prepaid Research and Development Expenses - Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company accrues for estimated costs of research, preclinical studies, clinical trials, and manufacturing development services performed but not yet invoiced and such accruals are included within accrued expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and are expensed as services are rendered. The financial terms of these arrangements vary from contract to contract and may result in the timing of payments that do not match the periods over which materials or services are provided to the Company under such contracts.

The Company accrues the costs incurred under agreements with these third parties and/or adjusts the prepaid expenses based on estimates of work completed in accordance with the respective agreements. The Company determines the estimated costs through information obtained from third-party providers as to the progress, stage of completion or actual timeline of the services and the agreed-upon fees to be paid for such services and corroboration with internal personnel responsible for the oversight of the research and development activities. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts accrued expenses or prepaid expenses accordingly, which impact research and development expenses. As of December 31, 2021, accrued and prepaid research and development expenses were $2.9 million and $5.2 million, respectively.

Given the significant judgments made by management in evaluating the information obtained from internal personnel and third-parties to estimate the progress, stage of completion, and actual timeline the services, auditing the Company’s accrued and prepaid research and development expenses was especially challenging and required an increased extent of auditor effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued and prepaid research and development expenses included the following, among others:

•	We tested the design and effectiveness of controls over the estimation of accrued and prepaid research and development expenses.
•

We evaluated publicly available information (such as press releases and investor presentations) and board of directors’ materials regarding the status of research, pre-clinical studies, clinical trials, and manufacturing development services.

•

We made selections of amounts recognized as research and development expense as well as those recognized as accrued and prepaid research and development expenses to evaluate management’s estimate of the third-party’s progress and performed the following procedures:

o	Performed corroborating inquiries with Company personnel responsible for the oversight of the research and development activities.
o

Inspected the related agreements, as well as amendments thereto, statements of work, change orders, or other supporting documentation (such as communications between the Company and third-parties) and agreed key provisions including timeline, financial terms, and fees, to the Company’s estimation of expenses incurred to date.

o	Obtained the listing of all contracts and open purchase orders related to research and development expenses to evaluate the completeness of accrued and prepaid research and development expenses.
o	Inspected written confirmation from third-parties of the progress of tasks performed to date including independently obtained confirmations for a selection of clinical activities.
o	Inspected invoices, and related payments thereto, and agreed the amounts and timing of the payment to the Company’s analysis of accrued and prepaid research and development expenses.
o	Evaluated management’s judgments compared to the evidence obtained.

/s/ Deloitte & Touche LLP

San Francisco, California

February 24, 2022

We have served as the Company’s auditor since 2019.

APPLIED MOLECULAR TRANSPORT INC.

Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$159,821	$5,843
Short-term investments	—	124,026
Prepaid expenses	6,685	1,311
Other current assets	594	321
Total current assets	167,100	131,501
Property and equipment, net	6,998	8,447
Operating lease ROU assets, net	38,142	—
Finance lease ROU assets, net	652	—
Restricted cash	1,025	108
Other assets	121	127
Total assets	$214,038	$140,183
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,211	$3,174
Accrued expenses	8,226	4,173
Lease liabilities, operating lease - current	3,584	—
Lease liabilities, finance lease - current	237	—
Deferred rent, current	—	83
Capital lease obligations, current	—	232
Total current liabilities	14,258	7,662
Lease liabilities, operating lease	35,785	—
Lease liabilities, finance lease	167	—
Other liabilities	241	—
Deferred rent	—	444
Capital lease obligations	—	404
Total liabilities	50,451	8,510
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value, 450,000,000 shares authorized as of December 31, 2021 and 2020; 38,619,957 and 35,121,360 shares issued and outstanding as of December 31, 2021 and 2020, respectively	4	4
Additional paid-in capital	403,228	271,000
Accumulated other comprehensive income	—	27
Accumulated deficit	(239,645)	(139,358)
Total stockholders’ equity	163,587	131,673
Total liabilities and stockholders’ equity	$214,038	$140,183

The accompanying notes are an integral part of these financial statements.

APPLIED MOLECULAR TRANSPORT INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Operating expenses:
Research and development	$71,448	$53,936	$24,316
General and administrative	29,341	12,746	3,974
Total operating expenses	100,789	66,682	28,290
Loss from operations	(100,789)	(66,682)	(28,290)
Interest income, net	626	229	273
Other expense, net	(124)	(111)	(26)
Net loss	$(100,287)	$(66,564)	$(28,043)
Net loss per share, basic and diluted	$(2.67)	$(2.91)	$(3.81)
Weighted-average shares of common stock outstanding, basic and diluted	37,591,505	22,878,325	7,360,738
Comprehensive loss:
Net loss	$(100,287)	$(66,564)	$(28,043)
Other comprehensive income (loss):
Net unrealized gains on investments	(27)	33	13
Amounts recognized for net realized gain included in net loss	—	(19)	—
Total comprehensive loss	$(100,314)	$(66,550)	$(28,030)

The accompanying notes are an integral part of these financial statements.

APPLIED MOLECULAR TRANSPORT INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

										Accumulated
	Convertible Preferred Stock								Additional	Other		Total
	Series A		Series B		Series C		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
As of January 1, 2019	5,157,213	$32,826	3,992,919	$30,921	—	$—	7,360,738	$1	610	$—	$(44,751)	$(44,140)
Issuance of Series C convertible preferred stock, net of issuance costs of $81	—	—	—	—	4,816,160	41,868	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	468	—	—	468
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	—	—	—	—	(28,043)	(28,043)
As of December 31, 2019	5,157,213	32,826	3,992,919	30,921	4,816,160	41,868	7,360,738	1	1,078	13	(72,794)	(71,702)
Conversion of convertible preferred stock into common stock	(5,157,213)	(32,826)	(3,992,919)	(30,921)	(4,816,160)	(41,868)	13,966,292	1	105,614	—	—	105,615
Issuance of common stock upon initial public offering, net of underwriters’ commission and issuance costs of $16,477	—	—	—	—	—	—	12,650,000	1	160,622	—	—	160,623
Exercise of common stock options	—	—	—	—	—	—	1,144,330	1	630	—	—	631
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,056	—	—	3,056
Net unrealized gains on investments	—	—	—	—	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	—	—	—	—	(66,564)	(66,564)
As of December 31, 2020	—	$—	—	$—	—	$—	35,121,360	$4	$271,000	$27	$(139,358)	$131,673

The accompanying notes are an integral part of these financial statements.

APPLIED MOLECULAR TRANSPORT INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit), continued

(in thousands, except share amounts)

										Accumulated
	Convertible Preferred Stock								Additional	Other		Total
	Series A		Series B		Series C		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
As of December 31, 2020	—	$—	—	$—	—	$—	35,121,360	$4	271,000	$27	$(139,358)	$131,673
Issuance of common stock upon follow-on offering, net of underwriters' commission and issuance costs of $7,947	—	—	—	—	—	—	2,875,000	—	112,801	—	—	112,801
Issuance of common stock from employee stock purchase plan	—	—	—	—	—	—	28,258	—	607	—	—	607
Exercise of common stock options	—	—	—	—	—	—	595,339	—	2,122	—	—	2,122
Stock-based compensation expense	—	—	—	—	—	—	—	—	16,698	—	—	16,698
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	—	—	—	—	—	—	(100,287)	(100,287)
As of December 31, 2021	—	$—	—	$—	—	$—	38,619,957	$4	$403,228	$—	$(239,645)	$163,587

The accompanying notes are an integral part of these financial statements.

APPLIED MOLECULAR TRANSPORT INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(100,287)	$(66,564)	$(28,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	16,698	3,056	468
Depreciation and amortization	3,251	1,842	706
Non-cash operating lease expense	4,363	—	—
Loss on disposal of property and equipment	74	2	—
Net accretion of discounts on investments	(71)	(116)	—
Changes in operating assets and liabilities:
Prepaid expenses	(5,374)	(779)	(316)
Other current assets	(273)	(315)	(98)
Other assets	6	505	(468)
Accounts payable	(1,557)	840	(363)
Accrued expenses	3,983	2,647	1,009
Operating lease liabilities	(3,663)	—	—
Other liabilities	241	—	—
Deferred rent, current	—	70	13
Capital lease obligations, current	—	—	42
Deferred rent	—	(82)	25
Capital lease obligations	—	—	58
Net cash used in operating activities	(82,609)	(58,894)	(26,967)
Investing activities
Proceeds from sales and maturities of investments	124,070	84,236	639
Purchases of property and equipment	(1,864)	(5,315)	(2,153)
Purchases of investments	—	(188,207)	(20,620)
Net cash provided by (used in) investing activities	122,206	(109,286)	(22,134)
Financing activities
Proceeds from follow-on offering, net of underwriters' commission	113,505	—	—
Proceeds from exercise of common stock options	2,122	631	—
Proceeds from issuance of common stock from employee stock purchase plan	607	—	—
Payments of issuance costs for follow-on offering	(704)	—	—
Principal payments on capital lease obligations	(232)	(90)	(88)
Proceeds from issuance of common stock upon initial public offering, net of underwriters' commission	—	164,703	—
Payments of issuance costs for initial public offering	—	(3,948)	—
Proceeds from issuance of convertible preferred stock	—	—	41,868
Payments of issuance costs for convertible preferred stock	—	—	(132)
Net cash provided by financing activities	115,298	161,296	41,648
Net decrease in cash, cash equivalents and restricted cash	154,895	(6,884)	(7,453)
Cash, cash equivalents and restricted cash beginning of year	5,951	12,835	20,288
Cash, cash equivalents and restricted cash end of year	$160,846	$5,951	$12,835
Supplemental cash flow data:
Cash paid for interest on capital lease obligations	$32	$14	$2
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accrued expenses and accounts payable	$664	$506	$394
Conversion of convertible preferred stock into common stock	$—	$105,615	$—
Equipment acquired through capital lease	$—	$626	$—
Issuance costs for initial public offering included in accounts payable	$—	$—	$234

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

Liquidity and Capital Resources

Management believes that its existing cash, cash equivalents, and investments as of December 31, 2021 will be sufficient to allow the Company to fund its current operating plan through at least the next 12 months from the date of issuance of these financial statements.

The Company has incurred significant losses and negative cash flows from operations since its inception. As of December 31, 2021, the Company had an accumulated deficit of $239.6 million and does not expect positive cash flows from operations in the foreseeable future. The Company expects to incur significant and increasing losses until regulatory approval is granted and successful commercialization is achieved for any of its product candidates. Regulatory approval is not guaranteed and may never be obtained. The Company has historically financed its operations primarily through private placements of its convertible preferred stock and sale of common stock upon the completion of the IPO and follow-on equity offering. In addition, on January 27, 2022, the Company entered into a Sales Agreement with SVB Leerink LLC and JMP Securities LLC, as the Company’s sales agents (Agents), pursuant to which the Company may offer and sell from time to time through the Agents up to $150 million in shares of the Company’s common stock through an “at-the-market” program. See Note 11. The Company may seek to raise capital through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

Risks and Uncertainties

Since the COVID-19 virus was reported in December 2019 in Wuhan, China, the virus has spread extensively throughout the world, resulting in the World Health Organization characterizing COVID-19 as a pandemic. While significant progress in addressing the pandemic has been made with multiple vaccines and treatment options now available, the emergence of highly transmissible variants of the virus, such as the Delta and Omicron variants, have resulted in periodic surges in infection rates around the world and a cycle of fluctuating public health restrictions designed to mitigate the spread of the virus. The extent to which the COVID-19 pandemic impacts the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted, such as the spread or emergence of new variants, the duration and severity of surges in outbreaks, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. Beginning the week of March 16th, 2020, the majority of the Company’s workforce began working from home. The Company’s financial results could be affected by the COVID-19 pandemic in various ways. As a result of the COVID-19 pandemic, the Company has experienced and could experience disruptions that could severely impact the Company’s business, current and planned critical trials and preclinical studies. For example, the COVID-19 pandemic could result in delays to the Company’s clinical trials and preclinical studies for numerous reasons including difficulties in enrolling patients or healthy volunteers, diversion of healthcare resources away from the conduct of clinical trials, delays in receiving regulatory authorities to initiate clinical trials, and delays in receiving supplies to conduct clinical trials and preclinical studies. For example, there has been an increase in Omicron infections which has impacted patient recruitment at certain of our clinical trial sites and could result in increased costs and delays. In addition, as a result of ongoing COVID-19 research and the current global supply chain issues, there is currently limited availability for certain resources required to conduct some of our preclinical studies and clinical trials, which may result in longer lead times, increased costs, and delays in completing preclinical studies and clinical trials. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of the clinical trial and other related business activities. The Company is carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on our financial condition and results of operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. Assets and liabilities reported in the Company’s balance sheet and expenses and income reported are affected by estimates and assumptions, which are used for, but are not limited to, determining the fair value of assets and liabilities, including research and development expenses, income tax uncertainties, and measurement of stock-based compensation expense. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic. Actual results could differ from such estimates or assumptions.

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

Restricted Cash

The Company has cash in collateral accounts related to two letters of credit issued on behalf of the Company for security deposits. As of December 31, 2021, the collateralized cash in connection with the letters of credit was classified as restricted cash on the balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows (in thousands):

	As of December 31,
	2021	2020
Cash and cash equivalents	$159,821	$5,843
Restricted cash	1,025	108
Total cash, cash equivalents and restricted cash	$160,846	$5,951

Investments

The Company’s investments have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded on the balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive income. The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other expense, net. The Company classifies its investments as short or long term based on the remaining contractual maturity of the securities.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss is recognized when the remaining book value of an asset is not recoverable. There was no impairment of long-lived assets during the years ended December 31, 2021, 2020 and 2019.

Leases

For the years ended December 31, 2020 and 2019, the Company classified lease arrangements as either operating or capital leases under Accounting Standards Codification (ASC) 840, Leases. For these leases, the Company recorded rent expense on a straight-line basis over the life of the lease from the date that it obtained the legal right to use and control the leased space. In cases where there is a free rent period or future fixed rent escalations, the Company recorded a deferred rent liability. Deferred rent consisted of the difference between cash payments and the rent expense recognized. Building improvements were capitalized as leasehold improvements and included in property and equipment, net in the balance sheets. Capital lease assets were recorded separately on the balance sheet at their carrying value, net of accumulated depreciation. Depreciation on capital lease assets was recorded using the straight-line method.

In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) No. 2016-02, Leases (ASC 842), and its associated amendments, that established a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months and disclose key information about leasing arrangements. The Company adopted ASC 842 on January 1, 2021 using the modified retrospective approach. Leases have been classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the statements of operations and comprehensive loss.

At the inception of an arrangement, the Company determines if an arrangement is, or contains, a lease based on the facts and circumstances present in that arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For arrangements that contain a lease, the Company (i) identifies lease and non-lease components, (ii) determines the consideration in the contract, (iii) determines whether the lease is an operating or finance lease; and (iv) recognizes lease ROU assets and liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. Accordingly, the Company uses the incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. Building improvements continue to be capitalized as leasehold improvements and are included in property and equipment, net in the balance sheets.

Most leases include options to renew and/or terminate the lease, which can impact the lease term. The exercise of these options is at the Company’s discretion. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

The Company has operating leases for its corporate offices, laboratory, manufacturing and warehouse facilities, and a contract research organization (CRO) embedded lease arrangement. Fixed lease payments on operating leases are recognized as lease expense over the expected term of the lease on a straight-line basis. Variable lease expenses that are not considered fixed are recognized as incurred. Fixed and variable lease expense on operating leases is recognized within operating expenses within the Company’s statements of operations and comprehensive loss.

The Company has finance leases for lab and manufacturing equipment. Interest expense from fixed payments on finance leases is recognized using the effective interest method. Finance lease ROU asset amortization and interest expense are recorded within operating expenses and interest income, net, respectively, within the Company’s statements of operations and comprehensive loss.

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

Accrued Research and Development Expenses

The Company accrues for estimated costs of research, preclinical studies, clinical trials, and manufacturing development services performed but not yet invoiced and such accruals are included within accrued expenses which are significant components of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers including contract research organizations (CROs) and contract development and manufacturing organizations (CDMOs). The Company’s contracts, amendments thereto, statements of work and change orders with the CROs and CDMOs generally include fees such as initiation fees, reservation fees, costs related to animal studies and safety tests, verification run costs, materials and reagents expenses, and taxes. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and are expensed as services are rendered. The financial terms of these arrangements are subject to negotiations, which vary from contract to contract and may result in the timing of payments that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties and/or adjusts the prepaid expenses based on estimates of work completed in accordance with the respective agreements. The Company determines the estimated costs through information obtained from third-party providers as to the progress, stage of completion or actual timeline (start-date and end-date) of the services and the agreed-upon fees to be paid for such services and corroboration with internal personnel responsible for the oversight of the research and development activities.

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

Stock-Based Compensation Expense

The Company maintains an equity incentive plan as a long-term incentive for employees, consultants, and directors. The plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock grants, and restricted stock units. As of December 31, 2021 and 2020, no stock appreciation rights, or performance-based awards were issued.

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

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2021 and 2020, the Company recorded a full valuation allowance on its deferred tax assets.

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

As of December 31, 2021 and 2020, fair value measurements consisted mainly of cash equivalents and investments. The carrying amounts of these instruments approximate their fair value. Certain of the Company’s financial instruments are recorded at amounts that approximate their fair value, rather than at fair value on a recurring basis, due to their liquid or short-term nature, such as cash, restricted cash, prepaid expenses, other current assets, accounts payable and accrued expenses.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the period. Other comprehensive income (loss) consists of unrealized gains on investments and amounts recognized for net realized gain included in net loss.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting, and filing fees directly related to the IPO, were capitalized and offset against proceeds from the IPO and follow-on offering, upon completion of each offering. For the year ended December 31, 2019, $0.4 million of deferred offering costs were incurred. Upon completion of the IPO in June 2020, approximately $4.1 million of deferred offering costs were offset against the IPO proceeds classified in additional paid-in capital. Upon completion of the follow-on offering in April 2021, approximately $0.8 million of deferred offering costs were offset against the follow-on offering proceeds classified in additional paid-in capital.

Emerging Growth Company Status

For the years ended December 31, 2020 and 2019, the Company is an emerging growth company (EGC) as defined in the JOBS Act and has taken advantage of reduced reporting requirements that are otherwise applicable to public companies. Specifically, section 107 of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards. For the year ended December 31, 2021, the Company is no longer an emerging growth company due to the public float of the company’s shares exceeding $700 million as of June 30, 2021.

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

The Company adopted the new standard on January 1, 2021 using the modified retrospective approach. The Company has elected to apply the transition method that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the financial statements and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit on the date of adoption. The Company has elected to combine lease components (for example fixed rent payments) with non-lease components (for example, common-area maintenance costs) on the facilities, lab equipment and CRO embedded lease asset classes. The Company also elected the “package of practical expedients”, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Lastly, the Company elected a practical expedient to use hindsight in determining the lease term for all its leases.

Results for reporting periods beginning after January 1, 2021 are presented under the new standard, while prior period amounts have not been adjusted and continue to be reported under the accounting standards in effect for the prior period. Upon adoption of the new lease standard on January 1, 2021, the Company capitalized operating lease ROU assets of $6.0 million, with opening adjustments of $0.5 million related to deferred rent existing as of the transition date, and $6.5 million of operating lease liabilities, within the Company’s balance sheets. There was no impact to the finance lease ROU asset and the finance lease liabilities upon adoption. In connection with operating and finance leases, there was no impact to the accumulated deficit upon the adoption of the new standard on January 1, 2021.

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

3. Fair Value Measurements

As of December 31, 2021 and 2020, the Company held zero and $124.0 million, respectively, of investment securities, comprised of U.S. Treasury securities.

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

The carrying amounts of cash equivalents and marketable securities approximate their fair value based upon quoted market prices. Certain of the Company’s financial instruments are recorded at amounts that approximate their fair value, rather than at fair value on a recurring basis, due to their liquid or short-term nature, such as cash, restricted cash, prepaid expenses, other current assets, accounts payable and accrued expenses.

The unrealized losses on short-term investments as of December 31, 2021 and 2020 were insignificant. The Company does not believe that these unrealized losses are credit related but are rather a reflection of current market yields and/or current marketplace bid/ask spreads. The Company has not recognized an allowance for credit losses as of December 31, 2021.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2021 (in thousands):

		December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money Market Funds Invested in U.S. government obligations (1)	Level 1	$159,010	$—	$—	$159,010
Short-term investments
U.S. Treasury securities	Level 2	—	—	—	—
Total		$159,010	$—	$—	$159,010

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
Short-term investments
U.S. Treasury securities	Level 2	123,998	28	—	124,026
Total		$128,842	$28	$—	$128,870

(1)	Included in cash and cash equivalents on the balance sheet

There were no transfers between Levels 1, 2, or 3 during the years ended December 31, 2021 and 2020, respectively.

4. Balance Sheet Components

Prepaid Expenses

Prepaid clinical expenses were $5.2 million and $0.1 million as of December 31, 2021 and 2020, respectively. Other prepaid expenses as of December 31, 2021 and 2020 included prepaid amounts for insurance and other services.

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2021	2020
Laboratory and manufacturing equipment	$9,375	$8,022
Leasehold improvements	2,607	2,550
Construction in progress	870	162
Computer and office equipment	293	201
Capital leases	—	959
	13,145	11,894
Accumulated depreciation	(6,147)	(3,447)
Total property and equipment, net	$6,998	$8,447

Depreciation was $3.1 million, $1.8 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Prior to the adoption of ASC 842 on January 1, 2021, capital leases consisted of laboratory and manufacturing equipment. Depreciation on capital lease assets was insignificant for the years ended December 31, 2020 and 2019. Accumulated depreciation on capital lease assets was $0.1 million as of December 31, 2020 and insignificant as of December 31, 2019.

There were insignificant disposals during the years ended December 31, 2021, 2020 and 2019.

Right-of-Use Assets, Net

Right-of-use assets, net consisted of the following as of December 31, 2021 (in thousands):

	Operating Leases	Finance Leases	Total
Right-of-use assets	$41,141	$959	$42,100
Accumulated amortization	(2,999)	(307)	(3,306)
Right-of-use assets, net	$38,142	$652	$38,794

Lease expense from operating lease right-of-use assets during the year ended December 31, 2021 was $4.4 million. Amortization expense from finance lease right-of-use assets during the year ended December 31, 2021 was $0.2 million.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Compensation expenses	$3,636	$2,389
Research and development expenses	2,917	1,303
Professional services	881	241
Property and equipment	215	125
Other	577	115
Total accrued expenses	$8,226	$4,173

Accrued research and development expenses were comprised of clinical trials, preclinical studies, contract manufacturing, materials, compensation and facilities related expenses.

5. Leases

Operating Leases

In December 2016, the Company entered into an operating lease agreement for its former principal office in South San Francisco, California. The lease term expires in August 2024. Under the lease agreement, the Company has two three-year renewal options through August 2030. In October 2021, the Company obtained consent from the landlord to sublease the space. In November 2021, a sublessee took possession of the premises for the remaining lease term. The Company received a security deposit of approximately $0.2 million which is classified as restricted cash on the balance sheets. Total minimum future sublease payments for the lease term are $4.3 million.

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

In February 2021, the Company entered into a lease agreement for laboratory, manufacturing, warehouse and office space in South San Francisco, California. In June 2021, the Company began occupying a portion of the property. In October 2021, the Company occupied the remainder of the space as its principal office. The lease term is eight years from full occupancy, which occurred in October 2021. Under the lease agreement, the Company has two five-year renewal options. Total minimum future lease payments for the lease term are $47.2 million.

Finance Leases

During 2019, the Company entered into three finance lease agreements for certain laboratory and manufacturing equipment. Two of the leases commenced during 2019 and the third lease commenced during 2020.

The following table summarizes total lease expense during the year ended December 31, 2021 (in thousands):

	Statements of Operations and Comprehensive Loss Classification	Year Ended December 31, 2021
Operating lease expense	Operating expenses	$4,363
Finance lease expense:
Amortization of right-of-use assets	Operating expenses	192
Interest on lease liabilities	Interest income, net	32
Variable lease expense	Operating expenses	947
Short-term lease expense	Operating expenses	33
Total lease expense		$5,567

Rent expense was $2.0 million and $1.5 million for the years ended December 31, 2020 and 2019, respectively.

The following table summarizes supplemental cash flow information during the year ended December 31, 2021 (in thousands):

Year Ended December 31, 2021
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$3,663
Operating cash flows from finance leases	32
Financing cash flows from finance leases	232
Right-of-use asset obtained in exchange for new operating lease liability	35,554

The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of December 31, 2021 (in thousands):

	Operating Leases	Finance Leases	Total
2022	$7,078	254	$7,332
2023	8,401	171	8,572
2024	7,636	—	7,636
2025	6,471	—	6,471
2026	6,653	—	6,653
Thereafter	19,111	—	19,111
Total undiscounted Lease liabilities	55,350	425	55,775
Less: Interest	(15,981)	(21)	(16,002)
Total discounted Lease liabilities	39,369	404	39,773
Less: Lease liabilities, current	(3,584)	(237)	(3,821)
Lease liabilities, non-current	$35,785	$167	$35,952

The following table summarizes lease terms and discount rates as of December 31, 2021:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	6.79	1.60
Weighted-average discount rate	9.73%	5.93%

6. Capital Structure

Common Stock

As of December 31, 2021 and 2020, the Company was authorized to issue 450,000,000 shares of $0.0001 par value common stock. Common stockholders are entitled to dividends if and when declared by the Board of Directors of the Company (Board of Directors). The holder of each share of common stock is entitled to one vote. Since the Company’s inception, no dividends have been declared or paid by the Company.

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	December 31,
	2021	2020	2019
Total stock options outstanding	4,442,864	3,506,599	2,143,368
Unvested restricted stock units	717,440	—	—
Stock options and restricted stock units, authorized for future issuance	2,876,270	3,369,246	1,435,402
Employee stock purchase plan, available for future grants	636,962	314,006	—
Series A convertible preferred stock	—	—	5,157,213
Series B convertible preferred stock	—	—	3,992,919
Series C convertible preferred stock	—	—	4,816,160
Total	8,673,536	7,189,851	17,545,062

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

Immediately prior to the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock converted into 13,966,292 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of convertible preferred stock outstanding as of December 31, 2021 and 2020, respectively.

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

7. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2021, 2020 and 2019, and no material legal proceedings are subsequently outstanding or pending.

 Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. The Company also maintains director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2021 and 2020.

 COVID-19

The full extent of the impact of the COVID-19 pandemic on financial markets, economies worldwide and our business is highly uncertain. As of December 31, 2021, the Company was not aware of any contingencies and no estimates were recorded on its financial statements as a result of COVID-19.

8. Income Taxes

No provision for, or benefit from, income taxes was recorded for the years ended December 31, 2021, 2020 and 2019. The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty regarding the realization of such assets. All losses to date have been incurred domestically.

The effective income tax rate of the Company’s provision for income taxes differed from the federal statutory rate as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory income tax rate	21.0%	21.0%	21.0%
Stock-based compensation expense	2.2	8.2	(0.3)
State income tax	2.1	1.2	9.8
Tax credits	2.0	1.8	4.7
Other	(0.8)	—	(0.1)
Valuation allowance	(26.5)	(32.2)	(35.1)
Total effective income tax rate	—%	—%	—%

Significant components of deferred tax assets for federal and state income taxes were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$58,025	$37,785
Tax credits	9,874	5,805
Lease liabilities	8,274	—
Stock-based compensation expense	2,129	350
Accrued expenses	728	617
Other current assets	135	6
Total deferred tax assets	79,165	44,563
Deferred tax liabilities:
Right-of-use assets	(8,016)	—
Total deferred tax liabilities	(8,016)	—
Valuation allowance	(71,149)	(44,563)
Net deferred tax assets	$—	$—

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

Realization of future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Due to the Company’s history of operating losses and future sources of taxable income, the Company believes that the recognition of the deferred tax assets is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against net deferred tax assets. For the years ended December 31, 2021 and 2020, the net increase in the valuation allowance was $26.6 million and $21.4 million, respectively.

As of December 31, 2021, the Company had federal net operating loss carryforwards of $252.1 million, of which $13.3 million federal net operating losses generated before January 1, 2018 will begin to expire in 2036. Federal net operating losses of $238.4 million generated after December 31, 2017 will carryforward indefinitely. As of December 31, 2021, the Company had state net operating loss carryforwards of $69.4 million, which will begin to expire in 2030.

As of December 31, 2021, the Company had federal general business credits from research and development expenses totaling $8.0 million, as well as state research and development credits of $5.7 million. The federal credits will begin to expire in 2037, if not utilized. The state research and development tax credits can be carried forward indefinitely.

The amount of benefit from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which may cause a limitation in the amount of net operating losses and tax credits the Company can utilize include a cumulative ownership change of more than 50%, as defined by Internal Revenue Code Section 382, over a three-year testing period. The Company performed a Section 382 analysis through December 31, 2021. Although the Company has experienced an ownership change in the past, it did not result in a limitation that will materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. Subsequent ownership changes may result in limitations on the Company’s ability to utilize the losses in future periods.

The Company files U.S. federal and state tax returns with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since the date of incorporation through the 2021 tax year remain subject to examination by the U.S. federal and some state authorities. The actual amount of any taxes due could vary significantly depending on the ultimate timing and nature of any settlement.

Uncertain Tax Benefits

The Company uses the “more likely than not” criterion for recognizing the income tax benefit of uncertain income tax positions and establishing measurement criteria for income tax benefits. It is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months as of December 31, 2021 due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months as of December 31, 2021.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Gross unrecognized tax benefit as of January 1	$1,499	$1,012	$390
Additions for tax positions taken in the current year	1,080	626	407
Reductions for tax positions taken in the current year	—	(139)	—
Additions for tax positions taken in prior years	—	—	215
Gross unrecognized tax benefit as of December 31	$2,579	$1,499	$1,012

None of the unrecognized tax benefits at December 31, 2021 or December 31, 2020 would affect the effective tax rate due to the Company’s valuation allowance. During the years ended December 31, 2021, 2020 and 2019, no interest or penalties were required to be recognized relating to unrecognized tax benefits. In the event the Company should need to recognize interest and penalties related to unrecognized income tax liabilities, this amount will be recorded as an accrued expense and an increase to income tax expense.

9. Equity Incentive Plan and Stock-Based Compensation Expense

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

2020 Equity Incentive Plan

The Company’s 2020 Equity Incentive Plan (the 2020 Plan) provides for the granting of ISOs, NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to employees, directors, and consultants. The Company initially reserved for issuance 3,768,075 shares of common stock pursuant to the 2020 Plan. Shares subject to awards granted under the 2015 Plan or 2016 Plan were added to the available shares in the 2020 Plan. Shares subject to awards granted under the 2015 Plan and 2016 Plan that are repurchased by, or forfeited to, the Company will also be reserved for issuance under the 2020 Plan.

Since the date of incorporation and through December 31, 2021, the Company issued stock options and restricted stock units (“RSUs”) to its employees and consultants. In most instances, the options vest over a four year period, subject to continuing service and the restricted stock units vest over a two year period.

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

2020 Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (ESPP) has two components: a component that is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code (the 423 Component) and a component that is not intended to qualify (the Non-423 Component). The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period.

Subject to adjustment in the case of certain capitalization events, 314,006 shares of the Company’s common stock were available for purchase at the adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 628,012 shares, (ii) 1% of the Company’s common stock outstanding as of December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. As of December 31, 2021, 636,962 shares of common stock remained available for issuance under the ESPP. During the year ended December 31, 2021, the Company recognized $0.3 million in stock-based compensation expense related to the ESPP. During the years ended December 31, 2020 and 2019, the Company recognized no stock-based compensation expense related to the ESPP.

As of December 31, 2021, the maximum number of stock options and restricted stock unit awards available for future issuance under the Company’s plans is 2,876,270.

Repricing of Stock Options

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive loss during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$8,596	$1,943	$338
General and administrative	8,102	1,113	130
Total stock-based compensation expense	$16,698	$3,056	$468

Stock Options

The following summarizes stock option activity (in thousands, except share, per share and year amounts):

	Options Outstanding
	Total Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	1,774,858	$0.84		$2,815
Granted	773,688	2.38
Cancelled	(405,178)	1.81
Outstanding as of December 31, 2019	2,143,368	1.22	7.30	10,555
Granted	2,598,319	7.82
Exercised	(1,144,330)	0.55
Cancelled	(90,758)	3.43
Outstanding as of December 31, 2020	3,506,599	6.27	8.79	85,975
Granted	2,026,976	49.49
Exercised	(595,339)	3.57
Cancelled	(495,372)	21.69
Outstanding as of December 31, 2021	4,442,864	$24.63	8.38	$22,850
Exercisable as of December 31, 2021	1,492,153	$11.68	7.64	$12,480

Weighted-average grant-date fair value of the options granted during the years ended December 31, 2021, 2020 and 2019 was $32.05 per share, $5.88 per share and $1.61 per share, respectively. The intrinsic value of the options exercised during the years ended December 31, 2021, 2020 and 2019 was $20.8 million, $29.5 million and zero, respectively.

As of December 31, 2021, the total unrecognized stock-based compensation expense related to stock options was $55.1 million, which is expected to be recognized over a weighted-average period of approximately 2.59 years.

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

The fair value of each employee stock option grant during the years ended December 31, 2021, 2020 and 2019 was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	1.0%	0.6%	2.3%
Expected volatility	73.9%	75.6%	70.0%
Expected term (years)	6.05	6.10	6.08
Expected dividend yield	—	—	—

Restricted Stock Units

The following summarizes restricted stock unit activity:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding as of December 30, 2020	—	$—
Granted	717,440	14.54
Outstanding as of December 31, 2021	717,440	$14.54

As of December 31, 2021, the total unrecognized stock-based compensation expense related to unvested restricted stock units and awards was $10.0 million, which is expected to be recognized over a weighted-average period of approximately 1.92 years.

10. Net Loss and Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(100,287)	$(66,564)	$(28,043)
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share	37,591,505	22,878,325	7,360,738
Net loss per share, basic and diluted	$(2.67)	$(2.91)	$(3.81)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents outstanding would have been anti-

dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2021	2020	2019
Total stock options outstanding	4,442,864	3,506,599	2,143,368
Unvested restricted stock units	717,440	—	—
Series A convertible preferred stock	—	—	5,157,213
Series B convertible preferred stock	—	—	3,992,919
Series C convertible preferred stock	—	—	4,816,160
Total	5,160,304	3,506,599	16,109,660

11. Subsequent Event

On January 27, 2022, the Company entered into a Sales Agreement with SVB Leerink LLC and JMP Securities LLC, as the Company’s sales agents (the “Agents”), pursuant to which the Company may offer and sell from time to time through the Agents up to $150 million in shares (the “Shares”) of the Company’s common stock through an “at-the-market” program.

The Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3ASR (File No. 333-257592) which was automatically effective upon filing with the Securities and Exchange Commission the on July 1, 2021. The Company filed a prospectus supplement, dated January 27, 2022, with the SEC in connection with the offer and sale of the Shares.