Form 10-K/A
period 2021-12-31
Applied Molecular Transport Inc.
filed 2022-03-25
CIK 1801777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
The number of shares of Registrant’s Common Stock outstanding as of March 15, 2022 was 38,653,925.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name: Deloitte & Touche LLP	Auditor Location: San Francisco, California	Auditor Firm ID: 34

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this Form
10-K/A)
to the Annual Report on Form
10-K
of Applied Molecular Transport Inc., a Delaware corporation (referred to as “AMT,” the “Company,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (SEC) on February 24, 2022 (the Original
10-K),
is being filed for the purpose of including the information required by Part III of Form
10-K.
This information was previously omitted from the Original
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the information in the above referenced items to be incorporated in the Form
10-K
by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end.
We are filing this Amendment No. 1 to include the Part III information in our Form
10-K
in connection with the filing of a Registration Statement on Form
S-3
(File
No. 333-263501)
to disclose the information required to be included in an effective registration statement. The reference on the cover page of the Original
10-K
to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original
10-K
has been deleted. This Amendment No. 1 hereby amends and restates in their entirety the cover page and Items 10 through 14 of Part III of the Original
10-K.
As required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended, in connection with this Form
10-K/A,
our Chief Executive Officer and Chief Financial Officer are providing Rule
13a-14(a)
certifications as included herein. We are amending Item 15 of Part IV solely to reflect the inclusion of these certifications.
Except as described above, this Form 10K/A does not modify or update disclosure in, or exhibits to, the Original
10-K.
Furthermore, this Form
10-K/A
does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original
10-K.
Information not affected by this Form
10-K/A
remains unchanged and reflects the disclosures made at the time the Original
10-K
was filed.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors
Our business affairs are managed under the direction of our Board of Directors, which currently consists of eight members. Five of our directors are independent within the meaning of the listing standards of the Nasdaq Stock Market. Our Board of Directors is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring.
The following table sets forth the names and certain other information about each of our current directors. All information is as of March 15, 2022:

	Class	Age	Position	Director Since	Current Term Expires
Randall Mrsny, Ph.D.	I	67	Co-Founder, Chief Scientific Officer and Director	2016	2024

Aaron VanDevender, Ph.D.(1)(3)	I	42	Director	2016	2024

Graham K. Cooper	II	52	Executive Chair	2020	2022

Helen S. Kim(1)	II	59	Lead Independent Director	2018	2022

John W. Smither(1)(2)	II	69	Director	2022	2022

David Lamond(2)(3)	III	46	Director	2018	2023

Tahir Mahmood, Ph.D.	III	47	Co-Founder, Chief Executive Officer and Director	2016	2023

Holly Schachner, M.D.(2)(3)	III	56	Director	2021	2023

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the corporate governance and nominating committee
Class I Directors
Randall Mrsny, Ph.D.,
Co-Founder,
Chief Scientific Officer, and Director
. Dr. Mrsny
co-founded
Applied Molecular Transport LLC in September 2010, which became a wholly owned subsidiary of the Company. He has served as a member of our board of directors and Chief Scientific Officer since our incorporation in November 2016. Since June 2011, Dr. Mrsny has held a Professor’s Chair of Epithelial Cell Biology at the University of Bath. Dr. Mrsny was also Head of the Drug Delivery/Biology group at Genentech, Inc. (now a member of Roche Holding Ltd.) from September 1990 to October 2001. Dr. Mrsny holds a B.S. in Biochemistry and Biophysics from the University of California, Davis, a Ph.D. in Human Anatomy and Cell Biology from the U.C. Davis School of Medicine, and was a NIH Postdoctoral Fellow in Membrane Biophysics in the Institute of Molecular Biology at the University of Oregon.
We believe Dr. Mrsny is qualified to serve on our Board of Directors because of the perspective and experience he provides as one of our founders, his extensive experience in pharmaceutical sciences with more than three decades of industry experience, his leadership skills gained at various biotechnology companies, as well as his deep scientific knowledge of biopharmaceutical drug delivery.

Aaron VanDevender, Ph.D
. Dr. VanDevender joined our board of directors in November 2016. Dr. VanDevender has served as Chief Executive Officer since December 2020 at Methid, Inc., a biotechnology company. Prior to Methid, Dr. VanDevender served as Chief Scientist and Principal from October 2012 to February 2020 and as Chief Scientific Consultant from February 2020 to August 2020 at Founders Fund, LLC, a venture capital firm. From October 2010 to March 2012, Dr. VanDevender served as a physicist at Halcyon Molecular, Inc., a company focused on DNA sequencing technology. From October 2007 to September 2010, he worked as a physicist at the National Institute of Standards and Technology. Dr. VanDevender has served on the board of directors of Emulate, Inc., which creates advanced in vitro human models, since June 2018 and on the board of directors of PsiQuantum, a quantum computer company, since September 2017. Dr. VanDevender holds a B.S. in Physics from the Massachusetts Institute of Technology and a Ph.D. in Physics from the University of Illinois, Urbana-Champaign.
We believe Dr. VanDevender is qualified to serve on our Board of Directors because of his strong scientific background, his experience in various technical roles within the biotechnology industry, as well as his experience operating, evaluating, investing in and overseeing biotechnology companies.
Class II Directors
Graham K. Cooper, Executive Chair
. Mr. Cooper joined our board of directors in February 2020 and has been Executive Chair since January 2022. From March 2018 until April 2019, Mr. Cooper served as the Chief Operating Officer and Chief Financial Officer of Assembly Biosciences, Inc. Mr. Cooper previously served as the Chief Financial Officer of Receptos, Inc., a biopharmaceutical company (now a subsidiary of Bristol-Myers Squibb Co.), from February 2013 until its acquisition by Celgene Corporation in August 2015 and Chief Financial Officer of Geron Corporation from January 2012 to December 2012. From May 2006 until March 2011, Mr. Cooper served as Chief Financial Officer of Orexigen Therapeutics, Inc. Prior to that, Mr. Cooper held roles of increasing responsibility at Deutsche Bank Securities, an investment bank, from August 1997 to February 2006, including Director, Health Care Investment Banking. He began his career as an accountant at Deloitte & Touche and was previously a C.P.A. Mr. Cooper currently serves on the board of directors of several public biotechnology companies: Beam Therapeutics Inc. since October 2019, Kezar Life Sciences, Inc. since October 2017, and Unity Biotechnology, Inc. since April 2017. From September 2013 to March 2016, Mr. Cooper previously served as a member of the board of directors of Celladon Corporation (now a subsidiary of Eiger BioPharmaceuticals, Inc.). Mr. Cooper holds a B.A. in Economics from the University of California, Berkeley and an M.B.A. from the Stanford Graduate School of Business.
We believe Mr. Cooper is qualified to serve on our Board of Directors because of his leadership experience at biotechnology companies and financial and accounting expertise.
Helen S. Kim, Lead Independent Director
. Ms. Kim joined our board of directors in August 2018 and has been Lead Independent Director since January 2022. Since April 2019, Ms. Kim has been a Managing Director of Vida Ventures, LLC, a venture capital firm. From March 2018 to March 2019, Ms. Kim was a Partner at The Column Group, a venture capital firm. Ms. Kim was the Executive Vice President, Business Development at Kite from June 2014 to January 2018. From August 2009 to January 2012, Ms. Kim worked at NGM Biopharmaceuticals Inc., a biopharmaceutical company, serving in the role of Chief Business Officer from August 2009 to July 2012 and Strategic Advisor from July 2012 to November 2014. From 2007 to 2008, she served as the Chief Executive Officer and President of Kosan Biosciences Inc., a pharmaceutical company, prior to the sale of the company to Bristol-Myers Squibb Co. Prior to this, Ms. Kim held various executive and leadership positions at Affymax, Inc., a biopharmaceutical company, Onyx Pharmaceuticals, Inc., a biopharmaceutical company and subsidiary of Amgen Inc., Protein Design Labs, Inc., a technology company, and Chiron Corporation, a biotechnology company and a subsidiary of Novartis AG. From August 2003 to November 2007, Ms. Kim also served as Chief Program Officer for the Gordon and Betty Moore Foundation, a nonprofit organization. Ms. Kim has served as a member of the board of directors of A2 Biotherapeutics, Inc., a biopharmaceutical company, ReCode Therapeutics, Inc., a biopharmaceutical company, IconOVir Bio, Inc., a biotechnology company, Aktis Oncology, a biopharmaceutical company, Assembly Biosciences, Inc., a biotechnology company, Exicure, Inc., a biotechnology company, Sunesis Pharmaceuticals, Inc., a pharmaceutical company, and ForSight Vision4 Inc., a biotechnology company, until it was acquired by Roche Holding Ltd. Ms. Kim holds a B.S. in chemical and biomedical engineering from Northwestern University and an M.B.A. from the University of Chicago.
We believe that Ms. Kim’s significant experience as a venture investor and advisor for a broad range of healthcare companies, as well as her experience in various leadership positions in the biotechnology industry and her extensive expertise and skills in strategy, finance and management provide her with the qualifications and skills to serve on our Board of Directors.

John W. Smither
. Mr. Smither joined our Board of Directors in January 2022. Mr. Smither has served as chair of the audit committee on the board of directors of eFFECTOR Therapeutics, Inc. and its predecessor entity since March 2018. Mr. Smither most recently served as the chief financial officer of Arcutis Biotherapeuctic, Inc. from May 2019 to March 2021 where he was responsible for all financial aspects including leading the Company’s successful initial public offering and two follow-on financings.
Previously, Mr. Smither was the chief financial officer at Sienna Biopharmaceutics in January 2016 to April 2017, and again in April 2018 to March 2019. He also served as the interim chief financial officer at Kite Pharma, a Gilead Company from November 2017 through April 2018, and was the chief financial officer of Unity Biotechnology. He also served as chief financial officer at Kythera Biopharmaceuticals, where he was responsible for all financial activities during early clinical stage through approval and launch, led private fundraising rounds, prepared the company for its successful initial public offering in October 2012, and oversaw its acquisition by Allergan for approximately $2.1 billion. At Amgen, he held several financial positions of increasing responsibility, including vice president of finance and administration for Amgen’s European operations in 28 countries, and also served as Executive Director, Corporate Accounting. From December 2013 to May 2020, Mr. Smither served as a member of the board of directors of Achaogen, Inc., and was its chair of the audit committee, and a member of the compensation committee. Mr. Smither began his career at Ernst & Young, where he was audit partner and held certification as a Certified Public Accountant (inactive). Mr. Smither holds a B.S. in accounting, with honors, from California State University at Los Angeles.
We believe that Mr. Smither is qualified to serve on our Board of Directors because of his experience as an executive and board member in the biotechnology industry.
Class III Directors
David Lamond
. Mr. Lamond joined our board of directors in September 2018. Since April 2016, Mr. Lamond has served as President of En Pointe LLC, an investment firm. From November 2011 to June 2016, he served as the President, Chief Executive Officer and Chief Investment Officer of Lamond Capital Partners LLC, a hedge fund. He has served as a member of the board of directors of Lucira Health, Inc., a diagnostics company, since February 2020, Inquis Medical, Inc., a medical device company, since February 2020, Cortexyme, Inc., a clinical-stage biopharmaceutical company, since December 2015, EG 427, a gene therapy company, since August 2019, Novosteo, Inc., a preclinical-stage biopharmaceutical company, since January 2022, Windfall Data, Inc., a data analytics company, since February 2021, and previously served on the board of Arrinex, Inc., a medical device company (now a subsidiary of Stryker Corporation). Mr. Lamond holds a B.A. in History from Duke University and a J.D. from Duke Law School.
We believe Mr. Lamond is qualified to serve on our Board of Directors because of his extensive expertise and experience investing in the biotechnology industry as well as his important perspective on operations, finance and corporate governance matters.
Tahir Mahmood, Ph.D.,
Co-Founder,
Chief Executive Officer, and Director
. Dr. Mahmood
co-founded
Applied Molecular Transport LLC in September 2010, which became a wholly owned subsidiary of the Company. He has served as a member of our board of directors and Chief Executive Officer since our incorporation in November 2016. From September 2011 to April 2013, Dr. Mahmood was a leader in the life sciences practice for the U.S. West Coast at Booz Allen Hamilton, a management consulting firm. Since January 2014, Dr. Mahmood has been the
Co-Founder
and a member of the board of directors of MiNDERA Corporation, a non-invasive
skin genomics company. From June 2003 to April 2008, Dr. Mahmood also worked at Amgen Inc. where he held various roles including Principal Business Analyst. Dr. Mahmood is an inventor on a number of issued and pending U.S. patents. He holds B.A.Sc. and M.Sc. degrees from the University of Toronto and a Ph.D. in Chemical and Biomedical Engineering from a collaborative program between the University of Twente (The Netherlands) and Massachusetts Institute of Technology.
We believe Dr. Mahmood is qualified to serve on our Board of Directors because of the perspective and experience he provides as one of our founders and as our Chief Executive Officer, his expertise in life sciences, and strong scientific knowledge.

Holly Schachner, M.D.
Dr. Schachner joined our Board of Directors in August 2021. Since August 2021, Dr. Schachner has served as chief medical officer of DoubleRainbow Biosciences, Inc., a biotechnology company. From September 2020 to April 2021, Dr. Schachner served as Senior Vice President and Therapeutic Head of Clinical Science of MyoKardia, a biopharmaceutical company, prior to its acquisition by Bristol Myers Squibb. From March 2019 to July 2020, she served as Chief Medical Officer of Specialty Medicine of Allergan, a pharmaceutical company, prior to its acquisition by AbbVie. From January 2016 to March 2019, she served as North America Medical Head of the Diabetes Cardiovascular Business Unit of Sanofi S.A. and US Medical Chair of Sanofi S.A., a global healthcare company. She has served as a member of the board of directors of Juvenile Diabetes Research Foundation, NYC, a health research nonprofit from 2004 to 2018, and on the board of directors of Sanofi Foundation for North America, a healthcare access non-profit,
from 2015 to 2017. Dr. Schachner holds a B.S. in Psychology from the University of Michigan, an M.D. from SUNY at Stony Brook School of Medicine and completed a pediatric residency and pediatric endocrinology fellowship at the Mount Sinai Medical Center in New York.
We believe that Dr. Schachner is qualified to serve on our Board of Directors because of her research and clinical expertise and leadership in the biotechnology industry.
Executive Officers
The following table sets forth the names, ages, and positions of our executive officers as of March 15, 2022. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Tahir Mahmood, Ph.D.	47	Co-Founder, Chief Executive Officer and Director

Randall Mrsny, Ph.D.	67	Co-Founder, Chief Scientific Officer and Director

Graham Cooper	52	Executive Chair

Elizabeth Bhatt	54	Chief Business and Strategy Officer

Shawn Cross	54	Chief Financial Officer

Bittoo Kanwar, M.D.	46	Chief Medical Officer

Douglas Rich	53	Chief Technical Officer

Brandon Hants	45	Senior Vice President, Finance & Business Operations
Tahir Mahmood, Ph.D., Chief Executive Officer and
Co-Founder
.
For a biography of Dr.
 Mahmood, please see the section titled “Class
 III Directors.”
Randall Mrsny, Ph.D., Chief Scientific Officer, and
Co-Founder
.
For a biography of Dr.
 Mrsny, please see the section titled “Class
 I Directors.”
Graham K. Cooper, Executive Chair
.
For a biography of Mr.
 Cooper, please see the section titled “Class
 II Directors.”
Elizabeth Bhatt, Chief Business and Strategy Officer
. Ms. Bhatt has served as our Chief Business and Strategy Officer since September 2019. Prior to joining the Company, Ms. Bhatt was at Achaogen, Inc., a biopharmaceutical company, where she was Chief Operating Officer from July 2018 to June 2019 and Chief Business Officer from September 2017 to June 2019. Prior to Achaogen, Ms. Bhatt held various roles at Gilead Sciences, Inc., a biopharmaceutical company, from July 2006 to September 2017, including Vice President, Corporate Development from January 2016 to September 2017 and Senior Director, Corporate Development from May 2011 to December 2015. She has served on the board of directors of eFFECTOR Therapeutics, Inc. and its predecessor entity since January 2021. Ms. Bhatt holds a B.A. in Chemistry from Pomona College, an M.S. in Biomedical Sciences from the University of California, San Diego and an M.B.A. from the Kellogg School of Management at Northwestern University.

Shawn Cross, Chief Financial Officer
. Mr. Cross has served as our Chief Financial Officer since March 2020. Prior to joining the Company, Mr. Cross was at JMP Securities LLC where he was Managing Director and
Co-Head
Healthcare Investment Banking and a member of the Investment Banking Management Committee from September 2018 to March 2020. Prior to JMP Securities LLC, Mr. Cross worked at GT BioPharma, Inc., a clinical stage immuno-oncology company, where he was President and Chief Operating Officer from November 2017 to February 2018 and Chairman of the board of directors and Chief Executive Officer from February 2018 to July 2018. Mr. Cross was Managing Director, Healthcare Investment Banking at Deutsche Bank Securities from November 2015 to November 2017 and Managing Director, Healthcare Investment Banking at Wells Fargo Securities from November 2010 to August 2015. He has served on the board of directors of BioPlus Acquisition Corp since December 2021. Mr. Cross holds a B.S. in Kinesiology from the University of California, Los Angeles and an M.B.A. from Columbia Business School.
Bittoo Kanwar, M.D., Chief Medical Officer
. Dr. Kanwar has served as our Chief Medical Officer since January 2020 and previously served as our Senior Vice President, Head of Clinical Development from May 2019 to January 2020. Prior to joining the Company, Dr. Kanwar held various roles at Protagonist Therapeutics, Inc., a clinical-stage biopharmaceutical company, including Vice President, Clinical Development from April 2018 to April 2019 and Senior Medical Director from May 2017 to April 2018. Dr. Kanwar also held various roles at Gilead Sciences, Inc., a biopharmaceutical company, including Associate Director and Director of Clinical Research from October 2011 to May 2017. Prior to joining Gilead Sciences, Dr. Kanwar was an Associate Professor in the Department of Pediatrics, Division of Gastroenterology at the University of California, San Francisco. Dr. Kanwar holds a B.S. in Biology from the University of Minnesota and an M.D. from the University of Iowa.
Douglas Rich, Chief Technical Officer
. Mr. Rich has served as our Chief Technical Officer since January 2021. Prior to joining the Company, Mr. Rich was at UNITY Biotechnology, Inc., a biotechnology company focused on therapeutics to extend human healthspan, where he was Senior Vice President Operations from April 2017 to January 2021. Prior to UNITY Biotechnology, Mr. Rich founded and served as President at Fastball Consulting, Inc., a biopharmaceutical consulting company, from February 2016 to April 2017. Prior to Fastball Consulting, Mr. Rich held multiple roles at KYTHERA Biopharmaceuticals, Inc., a biopharmaceutical company focused on biopharmaceuticals for the aesthetic medicine market (now a subsidiary of Allergan plc), where he was Senior Vice President, Operations from June 2015 to February 2016, Vice President, Operations from February 2015 to May 2015, and Vice President, Manufacturing from May 2014 to January 2015. Prior to KYTHERA, Mr. Rich worked at Boehringer Ingelheim International GmbH, a pharmaceutical company, from March 2011 to April 2014, including as Vice President, Quality. Prior to Boehringer Ingelheim, Mr. Rich held various roles at Amgen Inc. including Executive Director, Site Quality Head. Mr. Rich holds a B.S. in Biology from the University of Southern California and an M.B.A. from Pepperdine University.
Brandon Hants, Senior Vice President, Finance and Business Operations
. Mr. Hants has served as our Senior Vice President, Finance and Business Operations since March 2021, and Vice President, Finance and Business Operations from January 2019 to March 2021. Prior to joining the Company, Mr. Hants held various roles at Singulex, Inc., an immunodiagnostics company, including as Chief Financial Officer from July 2018 to January 2019, Vice President, Finance and Operations from July 2016 to June 2018, Senior Director, Finance from June 2014 to June 2016, and Director, Financial Planning and Analysis from June 2012 to June 2014. Prior to Singulex, Mr. Hants held various roles of increasing responsibility at Novartis Vaccines & Diagnostics and Genentech. Mr. Hants holds a B.S. in Cell and Developmental Biology from the University of California, Santa Barbara and an M.B.A. from the University of San Francisco.
Corporate Governance Guidelines and Code of Business Conduct and Ethics
Our Board of Directors has adopted Corporate Governance Guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. In addition, our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is posted on the Corporate Governance portion of our website
https://ir.appliedmt.com/corporate-governance/documents-charters
. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website.

Board Leadership Structure
Our Board of Directors is currently chaired by our Executive Chair, Graham K. Cooper. While the Chair of our Board of Directors and our Chief Executive Officer roles are separate, Mr. Cooper is not an independent director as defined under the rules of the Nasdaq Stock Market because he is employed by us in his role as Executive Chair. Our Board of Directors believes that, given the perspective and experience that Mr. Cooper brings as an executive and member of the board of directors at various biotechnology companies, Mr. Cooper’s service as our Executive Chair is appropriate and is in the best interests of our Board of Directors, our Company and our stockholders.
The roles of our Chief Executive Officer and Executive Chair complement each other. The Chief Executive Officer is responsible for the general management and operation of the business and the guidance and oversight of senior management and, working with the Executive Chair, to set and oversee the strategic initiatives of the Company. The Executive Chair of our Board of Directors works with Chief Executive Officer on overall strategic initiatives of the Company as well as governance matters of our Board of Directors, including providing oversight of our business affairs, monitoring the content, quality and timeliness of information sent to our Board of Directors and is available for consultation with our Board of Directors regarding governance matters.
Our Board of Directors believes that this leadership structure, coupled with strong independent director leadership discussed below, is the most effective and appropriate leadership model for us at this time. The Board of Directors believes that the Executive Chair structure promotes decisive leadership, ensures clear accountability and enhances our management and oversight capabilities, and promotes our ability to communicate with a single and consistent voice to stockholders, employees and other stakeholders. At present, the Board of Directors believes that this leadership structure, along with (i) the principles and practices described in our Corporate Governance Guidelines which, among other things, provide that non-employee
directors shall meet at regular executive sessions; (ii) appropriate charters of the audit committee, compensation committee and corporate governance and nominating committee; (iii) annual evaluation of the Executive Chair by the corporate governance and nominating committee; and (iv) oversight of the Executive Chair’s compensation by the compensation committee, a committee composed entirely of independent directors that is advised by an independent compensation consultant, effectively maintains independent oversight of management while maintaining practical efficiency and flexibility.
Lead Independent Director
Recognizing the importance of strong independent oversight, to create an environment that encourages objective oversight of management’s performance and enhance the effectiveness of our Board of Directors as a whole, the Board of Directors appointed Helen S. Kim as Lead Independent Director of our Board of Directors. The Board of Directors believes that Ms. Kim’s experience as our former Board Chair, advisor to a broad range of healthcare companies, her experience in various leadership positions in the biotechnology industry and her extensive expertise and skills in strategy, finance and management make her well qualified to serve as our Lead Independent Director.
While the Executive Chair directs the operations of the Board of Directors and is responsible for the overall management and effective functioning of the Board of Directors, the lead independent director provides leadership to the Board of Directors and particularly to the independent directors.
The lead independent director communicates with the Chief Executive Officer and the Executive Chair, disseminates information to the rest of the Board of Directors in a timely manner, raises issues with management on behalf of the outside directors when appropriate and schedules meetings and prepares agendas for meetings of outside directors.
Role of the Board in Risk Oversight
Our Board of Directors has an active role, as a whole and also at the committee level, in overseeing the management of our risks. Our Board of Directors is responsible for general oversight of risks and regular review of information regarding our risks, including credit risks, liquidity risks, cybersecurity risks and operational risks. The compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. The audit committee is responsible for overseeing the management of risks relating to accounting matters and financial reporting and potential conflicts of interest including our internal controls and procedures on financial reporting. The audit committee also reviews our risk management processes and procedures including our investment policies and our compliance programs with respect to legal, ethical and regulatory requirements. The corporate governance and nominating committee is responsible for overseeing the management of risks associated with the independence of our Board of Directors and environmental, social and governance (ESG) matters. Although each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire Board of Directors is regularly informed through discussions from committee members about such risks. Our Board of Directors believes its current leadership structure supports the risk oversight function of the Board.
Executive Sessions of Independent Directors
In order to promote open discussion among independent directors, our Board of Directors has a policy of conducting executive sessions of independent directors on a periodic basis, and typically has such a session after each regularly scheduled Board meeting.
Board Meetings
During the fiscal year ended December 31, 2021, our Board of Directors held nine meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he or she served during the periods that he or she served. Although we do not have a formal policy regarding attendance by members of our Board of Directors at annual meetings of stockholders, we encourage our directors to attend. All of our Board members attended our 2021 annual meeting.
Board Committees
Our Board of Directors has established an audit committee, a compensation committee, and a corporate governance and nominating committee, each of which has the composition and the responsibilities described below.
Audit Committee
The members of our audit committee are Helen S. Kim, John W. Smither and Aaron VanDevender, Ph.D. Mr. Smither is the chair of our audit committee. Mr. Smither is our audit committee financial expert, as that term is defined under the SEC rules implementing SOX Section 407, and possesses financial sophistication, as defined under the rules of the Nasdaq Stock Market. Our audit committee oversees our corporate accounting and financial reporting process and assists our Board of Directors in monitoring our financial systems. Our audit committee also:

•	selects and hires the independent registered public accounting firm to audit our financial statements;

•	helps to ensure the independence and performance of the independent registered public accounting firm;

•	approves audit and non-audit services and fees of the independent registered public accounting firm;

•
reviews financial statements and discusses with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews and the reports and certifications regarding internal controls over financial reporting and disclosure controls;

•	prepares the audit committee report that the SEC requires to be included in our annual proxy statement;

•	reviews reports and communications from the independent registered public accounting firm;

•	reviews the adequacy and effectiveness of our internal controls and disclosure controls and procedures;

•	monitors for fraud involving management or employees involved in our internal controls;

•	reviews our policies on risk assessment and risk management;

•	reviews and monitors compliance with our code of business conduct and ethics;

•	reviews related party transactions; and

•
establishes and oversees procedures for the receipt, retention, and treatment of accounting related complaints and the confidential submission by our employees of concerns regarding questionable accounting or auditing matters.

Our audit committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of the Nasdaq Stock Market. A copy of the audit committee charter is available at
https://ir.appliedmt.com/corporate-governance/documents-charters
. During 2021, our audit committee held four meetings.
Compensation Committee
The members of our compensation committee are David Lamond, Holly Schachner, M.D. and John W. Smither. Mr. Lamond is the chair of our compensation committee. Our compensation committee oversees our compensation policies, plans, and benefits programs. The compensation committee also:

•	oversees our overall compensation philosophy and compensation policies, plans, and benefit programs;

•	oversees human capital management and diversity, equity and inclusion initiatives;

•	reviews and approves or recommends to the Board of Directors for approval compensation for our executive officers and directors;

•	prepares the compensation committee report that the SEC will require to be included in our annual proxy statement; and

•	administers our equity compensation plans.
Our compensation committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of the Nasdaq Stock Market. A copy of the compensation committee charter is available at
https://ir.appliedmt.com/corporate-governance/documents-charters
. During 2021, our compensation committee held two meetings.
Corporate Governance and Nominating Committee
The members of our corporate governance and nominating committee are David Lamond, Holly Schachner, M.D. and Aaron VanDevender, Ph.D. Mr. Lamond is the chair of our corporate governance and nominating committee. Our corporate governance and nominating committee oversees and assists our Board of Directors in reviewing and recommending nominees for election as directors. Specifically, the corporate governance and nominating committee:

•	identifies, evaluates, and makes recommendations to our Board of Directors regarding nominees for election to our Board of Directors and its committees;

•	considers and makes recommendations to our Board of Directors regarding the composition of our Board of Directors and its committees;

•	reviews developments in corporate governance practices;

•	evaluates the adequacy of our corporate governance practices and reporting;

•	evaluates the performance of our Board of Directors and of individual directors; and

•	reviews and oversees our strategy, initiatives, risks, opportunities and related reporting with respect to significant environmental, social and governance matters.
Our corporate governance and nominating committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of the Nasdaq Stock Market. A copy of the corporate governance and nominating committee charter is available at
https://ir.appliedmt.com/corporate-governance/documents-charters
. During 2021, our corporate governance and nominating committee held one meeting.
Compensation Committee Interlocks and Inside Participation
None of the members of our compensation committee is or has been an officer or employee of the Company. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the Board of Directors or compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of any entity that has one or more executive officers serving on our Board of Directors or compensation committee.

Considerations in Evaluating Director Nominees
Our corporate governance and nominating committee uses a variety of methods for identifying and evaluating director nominees. In its evaluation of director candidates, our Corporate Governance and Nominating Committee will consider the current size and composition of our Board of Directors and the needs of our Board of Directors and the respective committees of our Board of Directors. Some of the qualifications that our corporate governance and nominating committee considers include, without limitation, issues of character, professional ethics and integrity, judgment, diversity, age, independence, skills, education, expertise, business acumen, business experience, length of service, understanding of the Company’s business, and other commitments. Nominees must also have the ability to offer advice and guidance to management and be leaders in the companies or institutions with which they are affiliated. Director candidates must have sufficient time available in the judgment of our corporate governance and nominating committee to perform all board of director and committee responsibilities. Members of our Board of Directors are expected to prepare for, attend, and participate in all Board of Director and applicable committee meetings. Other than the foregoing, there are no stated minimum criteria for director nominees, although our corporate governance and nominating committee may also consider such other factors as it may deem, from time to time, are in our and our stockholders’ best interests.
Our Board of Directors believes that our Board of Directors should be a diverse body, and our corporate governance and nominating committee will consider such factors as differences in professional background, education, skill, and other individual qualities and attributes that contribute to the total mix of viewpoints and experience represented on our Board of Directors. In making determinations regarding nominations of directors, our corporate governance and nominating committee will take into account the benefits of diverse viewpoints. Our corporate governance and nominating committee also considers these and other factors as it oversees the annual board of director and committee evaluations. After completing its review and evaluation of director candidates, our corporate governance and nominating committee recommends to our full Board of Directors the director nominees for selection.
Stockholder Recommendations for Nominations to the Board of Directors
Our corporate governance and nominating committee will consider candidates for director recommended by stockholders, so long as such recommendations comply with our amended and restated certificate of incorporation, amended and restated bylaws and applicable laws, rules and regulations, including those promulgated by the SEC. Our corporate governance and nominating committee will evaluate such recommendations in accordance with its charter, our amended and restated bylaws, our policies and procedures for director candidates, as well as the regular director nominee criteria described above. This process is designed to ensure that our Board of Directors includes members with diverse backgrounds, skills and experience, including appropriate financial and other expertise relevant to our business. Eligible stockholders wishing to recommend a candidate for nomination should contact our Corporate Secretary in writing. Such recommendations must include information about the candidate, a statement of support by the recommending stockholder, evidence of the recommending stockholder’s ownership of our common stock and a signed letter from the candidate confirming willingness to serve on our Board of Directors. Our corporate governance and nominating committee has discretion to decide which individuals to recommend for nomination as directors.
Under our amended and restated bylaws, stockholders may also nominate candidates for election to our Board of Directors. Any nomination must comply with the requirements set forth in our amended and restated bylaws and should be sent in writing to our Corporate Secretary at 450 East Jamie Court, South San Francisco, CA 94080. To be timely for our 2023 annual meeting of stockholders, nominations must be received by our Secretary not later than the 45th day nor earlier than the 75th day before the one-year
anniversary of the date on which we first mailed our proxy materials or a notice of availability of proxy materials (whichever is earlier) for the preceding year’s annual meeting. In the event that no annual meeting was held in the previous year or if the date of the annual meeting is advanced by more than 30 days prior to or delayed by more than 60 days after the one-year
anniversary of the date of the previous year’s annual meeting, then notice by the stockholder to be timely must be so received by our Secretary not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of (i) the 90th day prior to such annual meeting and (ii) the 10th day following the day on which public announcement of the date of such annual meeting is first made.

Communications with the Board of Directors
Interested parties wishing to communicate with our Board of Directors or with an individual member or members of our Board of Directors may do so by writing to our Board of Directors or to the particular member or members of our Board of Directors, and mailing the correspondence to our Corporate Secretary at 450 East Jamie Court, South San Francisco, CA 94080. Our Corporate Secretary, in consultation with appropriate members of our Board of Directors as necessary, will review all incoming communications and, if appropriate, such communications will be forwarded to the appropriate member or members of our Board of Directors, or if none is specified, to the Executive Chair of our Board of Directors.
Environmental, Social & Governance (ESG)
We are strongly committed to progress on ESG matters. As a company, we are committed to continued sustainable business operations, thoughtful social responsibility initiatives and maintaining governance structures that promote effective oversight. Our corporate governance and nominating committee oversees and advises our Board of Directors on management of our strategy, initiatives, risks, opportunities and reporting on ESG matters, as set forth in its charter. The committee reports to the full Board of Directors on ESG matters and our progress on sustainability initiatives.
Diversity & Inclusion
We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. As of March 15, 2022, approximately 76% of our full-time employees were female or from underrepresented communities and 37.5% of our board is comprised of women or underrepresented communities. We also have an employee-network group aimed at promoting engagement of women within the company. Our management team and employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and we have implemented specific policies designed to prevent, identify, report and stop any type of discrimination and harassment. Our recruitment, hiring, development, training, compensation and advancement at our company is based on qualifications, performance, skills and experience without regard to gender, race and ethnicity.
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
Employee Development & Training
The competition for talent in our industry and in the San Francisco Bay Area where our headquarters is located is significant. As a result, our commitment to investing in human capital is of critical importance to ensure our ability to attract, develop and maintain key talent to support the growth of our business. We emphasize employee development and training. We offer our employees a wide variety of professional development and training programs which are well attended with an over 80% attendance rate. We have a performance development review process in which managers provide regular feedback to assist with the development of our employees, including the use of individual plans to assist with career development. We plan to conduct our first employee engagement survey in 2022.

Item 11. Executive Compensation.
COMPENSATION DISCUSSION AND ANALYSIS
In this Compensation Discussion and Analysis, we provide an overview of our executive compensation philosophy and objectives as well as a description of the material components of our executive compensation program for our executive officers, including the named executive officers in the “Summary Compensation Table”. We also provide an overview of the objectives of the program, the factors relevant to an analysis of these policies and decisions and how we use our executive compensation program to drive our performance. This Compensation Discussion and Analysis is intended to be read in conjunction with the tables that immediately follow this section, which provide further historical compensation information.
Named Executive Officers
The following individuals were our named executive officers for our 2021 fiscal year:

•	Tahir Mahmood, Ph.D., our Co-Founder and Chief Executive Officer;

•	Randall Mrsny, Ph.D., our Co-Founder and Chief Scientific Officer;

•	Shawn Cross, our Chief Financial Officer;

•	Bittoo Kanwar, our Chief Medical Officer; and

•	Brandon Hants, our Senior Vice President, Finance & Business Operations.
Executive Summary
Company Background and 2021 Business Highlights
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
Our executive compensation program seeks to reward and incentivize strong performance. We made significant progress in our oral biologics in clinical development, research and development pipeline, and corporate development in 2021. Highlights of our 2021 corporate performance are set forth below:

•	Reported additional positive data from our Phase 1b clinical trial of oral AMT-101 in ulcerative colitis patients.

•
Advanced our clinical development program for
AMT-101,
a
GI-selective,
oral
IL-10
fusion, by initiating enrollment and dosing patients in our MARKET combination trial of oral
AMT-101
with
anti-TNFα
in
biologic-naïve
patients with
moderate-to-severe
UC, and by continuing enrollment and dosing in the three additional Phase 2 clinical trials for
AMT-101,
including:

•	FILLMORE monotherapy trial for patients with chronic pouchitis;

•	LOMBARD monotherapy trial for biologic- naïve and experienced patients with moderate-to-severe UC; and

•	CASTRO combination trial of oral AMT-101 with anti-TNFα for patients with RA who are partial or non-responders to anti-TNFα therapy.

•
Expanded our clinical pipeline by initiating the first in human dosing in our Phase 1a clinical trial of oral
AMT-126,
a novel, gastrointestinal-selective oral fusion of human
interleukin-22,
which is our second wholly internally developed biologic therapeutic.

•	Completed a follow-on public offering with aggregate gross proceeds of approximately $120.8 million.

•
Successfully integrated corporate headquarters, research labs and oral biologics GMP manufacturing facility into a single new site in South San Francisco, CA to support growth of clinical activities and pipeline expansion.

•
Strengthened executive leadership with key new hires, including Douglas Rich, Chief Technical Officer, and Earl Douglas, Executive Vice President and General Counsel, and our Board of Directors with the appointment of Holly Schachner, M.D.

In addition, we advanced multiple early-stage programs and made significant progress on other internal corporate goals.
Overview of Executive Compensation Program
To help ensure we use a robust approach to our
pay-setting
process, we examine overall compensation in several ways. We consider the compensation mix, including the mix of at-risk
and fixed pay as well as how much compensation is long-term oriented.
Our pay program focuses on rewarding executives while seeking to provide a significant portion of compensation that is “at risk” based on our performance in order to align the interest of our executive officers and stockholders. The compensation committee uses its discretion in determining the appropriate mix of fixed and at-risk
compensation for each executive officer. The chosen compensation vehicles include short-term and long-term incentives, and cash and equity compensation. The balance between these components may change from year to year based on corporate strategy and objectives, among other considerations. For fiscal year 2021, the table below provides the pay mix of (1) market based base salary, (2) annual cash incentive paid at target and (3) equity incentive compensation, described below, for our Chief Executive Officer, and the average pay mix of our other named executive officers:

	Market Based Base Salary	Annual Cash Incentive	Equity Incentive Compensation
Chief Executive Officer	7%	3%	90%
Average of Other Named Executive Officers	10%	4%	86%
Key 2021 Compensation Decisions
Consistent with our compensation philosophy focused on aligning executive pay with the short- and long-term performance of the Company, our compensation committee structured executive pay in 2021 to ensure alignment with the interests of our stockholders while incentivizing the pursuit of important strategic business goals. Our executive officer pay is made up of the following components:

•
Market based base salary
increases
– We increased base salaries for 2021 by between 3.8% and 15.1% for our named executive officers based on our review of roles, responsibilities, past performance and market practices;

•
Annual cash incentive
tied to performance
– Our results and performance in 2021 was reflected in our annual bonus achievements and payouts, which ranged from 88.4% of target to 113.6% of target for our named executive officers. For our Chief Executive Officer, his payout was calculated with a 100% weighting given to the corporate goal achievement. For our other named executive officers, these payouts were calculated with an 80% weighting given to the corporate goal achievement and 20% weighting given to individual goal achievement for most of the named executive officers, and additional upward adjustments made by the compensation committee taking individual performance reviews into account. Our compensation committee set ambitious corporate goals for 2021. The corporate goals were identified as critical measures of our corporate strategy, and included 47 primary goals and 7 stretch goals all of varying weight depending on the extent to which it would drive our long-term goal of creating stockholder value. The goals covered key milestones in the AMT-101 and AMT-126 clinical programs, progress of our research and development pipeline, and several key corporate financial and operational achievements. We fully met 37 and partially met 7 of our 47 primary goals for 2021, and met 1 of our 7 stretch goals, resulting in total achievement of 88.4% of the target corporate goals; and

•
Equity incentive compensation as primary long-term incentive component
– Consistent with our granting practices of the prior year, we granted stock options. In addition, in 2021, we also introduced restricted stock units (RSUs) into our executive compensation program in order to motivate and retain our executive officers, and provide retention incentives to them that are valuable even when there is volatility in our stock price. The majority of the equity incentive compensation that we offer to executive officers remains stock options.

Compensation Philosophy
Our compensation committee believes a well-designed compensation program should align executive interests with the drivers of growth and stockholder returns by supporting our achievement of our primary business goals, and our ability to attract and retain employees whose talents, expertise, leadership, and contributions are expected to sustain growth in long-term stockholder value. Consequently, we maintain an ongoing commitment to corporate governance principles and strong performance orientation in our compensation program. Our compensation committee regularly reviews our compensation policies and program design overall, to ensure that they are aligned with the interests of our stockholders and our business goals, and that the total compensation paid to our employees and directors is fair, reasonable and competitive.
We review and adjust our executive compensation program at least annually to adopt practices that are appropriate for us given our business, industry, growth, market conditions and other factors.
“Say-on-Pay” Voting
In the prior year, we were an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended. Therefore, we were not required to hold a non-binding, advisory vote
on the compensation of our named executive officers. At our 2022 annual meeting of stockholders, we plan to hold our first “say-on-pay” vote. Our
compensation committee and our Board of Directors will consider the result of the “say-on-pay vote, and
the related “say-on-frequency” vote, as
well as feedback received throughout the year, when making compensation decisions for our executive officers in the future because we value the opinions of our shareholders.
Compensation Determination Process
Role of the Compensation Committee and Board of Directors
Our compensation committee is responsible for overseeing the total compensation of our executive officers. In this capacity, our compensation committee designs, implements, reviews and approves all compensation for our Chief Executive Officer and our other executive officers. The compensation committee formally met two times during fiscal year 2021, and also had informal discussions on several occasions, to review and discuss matters related to compensation of our employees and executive officers. Some of these meetings (or portions of these meetings) were held with members of management in attendance and some were held in closed session. Both meetings also included representatives from our compensation consultant (as described below). Typically, the compensation committee reports to the Board on its discussions and on occasion recommends to the Board, or seeks input from the Board regarding, the decisions to be made and other actions to be taken with regard to our executive officers’ compensation. Our compensation committee’s recommendations regarding executive compensation are based on the compensation committee’s assessment of the performance of the Company and each individual executive officer, as well as other factors, such as prevailing industry trends and the competitive market for executive talent. The compensation committee typically makes the final decisions regarding executive compensation.
Role of Management
Our Executive Chair, Chief Executive Officer, Chief Financial Officer, and certain other members of the management team attend compensation committee meetings, make recommendations to our compensation committee and are involved in the process for determining our executive officers’ compensation, provided that they do not make recommendations as to their own compensation or participate in compensation committee discussions of their own compensation. Our compensation committee considers management’s recommendations but is not required to follow any recommendations and may adjust compensation up or down as it determines in its discretion. Our compensation committee reviews the recommendations and other data and makes determinations, which are presented to the Board, as to each executive officer’s total compensation, as well as each individual pay component.

Use of Independent Compensation Consultant
Our compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies. For 2021, our compensation committee engaged Aon’s Human Capital Solutions practice, a division of Aon plc (“Aon”), an independent compensation consultant, to provide it with information, recommendations and other advice relating to executive compensation on an ongoing basis. Accordingly, Aon serves at the discretion of our compensation committee. Our compensation committee engaged Aon to assist in developing a group of peer companies to help us determine the appropriate level of overall compensation for our executive officers, as well as assess each separate element of compensation, with a goal of promoting executive compensation that is competitive and fair.
Our compensation committee periodically considers and assesses Aon’s independence, including whether Aon has any potential conflicts of interest with our company or members of our compensation committee. In connection with Aon’s engagement, our compensation committee conducted such a review and concluded that it was not aware of any conflict of interest that had been raised by work performed by Aon or the individual consultants employed by Aon that perform services for our compensation committee.
Peer Group Composition and Selection Process
The compensation committee approves a peer group of companies as a reference group to provide a broad perspective on competitive pay levels and practices. The peers are reviewed on an annual basis in light of changes in our business and our industry. We undertake this review with the assistance and recommendations of Aon, the compensation committee’s compensation consultant.
In April 2020, the compensation committee approved a peer group. This peer group was used for making 2021 compensation decisions. The compensation committee used the following criteria in determining the appropriate peers:

•	Industry Sector and Stage – Pre-commercial biopharmaceutical companies, primarily in Phase 2of clinical development

•
Market Capitalization
– Range of $300 million to $1.5 billion (a range relative to our market value of approximately $1.1 billion at the time of assessment, approximately 0.3x to 1.5x our then-current market value)

•	Public Tenure – Preference for companies that transitioned from private to public within the last 3 to 5 years

•	Location – Preference for companies headquartered in the San Francisco Bay Area and other key biotech hub markets

•	Employee Headcount – Preference for companies with between 30 and 200 employees
2021 Peer Group
Based on these criteria and considerations, our 2021 peer group, as approved by the compensation committee consisted of the following companies:

Arcus Biosciences	Kura Oncology

Constellation Pharmaceuticals	NGM Biopharmaceuticals

Crinetics Pharmaceuticals	RAPT Therapeutics

CytomX Therapeutics	Replimune Group

Editas Medicine	Rocket Pharmaceuticals

Fulcrum Therapeutics	Scholar Rock

Gossamer Bio	Turning Point Therapeutics

Gritstone Oncology	Unity Biotechnology

Harpoon Therapeutics	Y-mAbs Therapeutics

Homology Medicines

2022 Peer Group
In September 2021, the compensation committee approved the peer group for use in making 2022 compensation decisions. Due to changes in our profile and upon the recommendation of our independent compensation consultants, the compensation committee made updates to the peer selection criteria, increasing the market capitalization range to $400 million to $4 billion and employee headcount to between 50 and 500 employees.
The compensation committee determined that eight companies should be removed as they no longer met our peer selection criteria and that nine companies who met our peer selection criteria should be added to the 2022 peer group.

Companies Removed From 2022 Peer Group	Companies Added To 2022 Peer Group
Constellation Pharmaceuticals	Allakos

CytomX Therapeutics	Evelo Biosciences

Fulcrum Therapeutics	Immunovant

Gritstone Oncology	Iteos Therapeutics

Harpoon Therapeutics	Morphic

Homology Medicines	Nkarta

Unity Biotechnology	Pliant Therapeutics

Y-mAbs Therapeutics	Protagonist Therapeutics

Revolution Medicines
In setting compensation for our executive officers, including our named executive officers, the compensation committee uses competitive compensation data from an annual total compensation study of the selected peer companies and relevant survey sources to inform its decisions about overall compensation opportunities and specific compensation elements. However, the compensation committee uses our compensation peer group as one data point when setting executive pay packages, and generally targets the 50 th
percentile for base compensation and the 75
th
percentile for equity compensation. The compensation philosophy focuses at or near a target percentile for base salary, particularly in respect to target cash compensation and equity grants. In addition, our compensation decisions are based on the consideration of many factors, including, but not limited to, individual and company performance, market data, internal equity, experience, and strategic needs. As a result of evaluating compensation based on the criteria described above, total target compensation for our named executive officers may in certain circumstances be above or below the median levels of the peer group.
Pay Components
Our executive compensation program consists of three primary elements: base salaries, annual cash incentives and long-term equity awards:

Element	Purpose	Features
Base Salary	To attract and retain highly skilled executives	Fixed component of pay to provide financial stability, based on responsibilities, experience, individual contributions and peer company data

Annual Cash Incentive Program	To promote and reward the achievement of key short-term strategic and business goals of the company as well as individual performance; to motivate and attract executives	At-risk component of pay based on annual quantitative and qualitative performance assessment against objectives related to clinical development, pipeline, financing and operational goals

Equity Incentive Compensation	To encourage executives and other employees to focus on long-term company performance; to promote retention; to reward outstanding company and individual performance	Delivered in the form of stock options and RSUs subject to multi-year vesting based on continued service. The value of these awards depends on the performance of our common stock price, in order to align employee and executive interests with those of our stockholders over the longer term
We are committed to a strong performance orientation in our compensation program and effective corporate governance practices for a company at our development stage and industry. As such we review our policies and program design annually. Some of the best governance practices that we observe include:

	What We Do		What We Don’t Do
✓	Align compensation with stockholder interests	X	Guaranteed bonuses

✓	Align pay with performance	X	Provide excessive severance payments

✓	Use a peer group to benchmark pay	X	No excise tax gross-ups

✓	Annual review of executive compensation program	X	Provide excessive perquisites

✓	Balanced pay mix of fixed and at-risk pay	X	Adopt compensation elements that encourage excessive risk taking

✓	Robust anti-hedging and pledging policies	X	No executive-only retirement programs

✓	Compensation committee retains an independent compensation consultant

✓	Compensation committee consists solely of independent directors
Base Salary
Base salary is the only fixed component of our named executive officers’ total cash compensation and provides competitive pay to attract and retain our executives. Annual salary decisions are made in recognition of competitive data as well as the skills and experience that each individual brings to our Company and the performance contributions each makes.
In the first quarter of 2021, the compensation committee increased base salaries for each of our named executive officers, other than Drs. Mahmood and Mrsny, after taking into account factors such as market data from our peer companies, tenure, experience and the role of the individual, and internal equity. These base salary increases were effective January 1, 2021.

Annual base salaries for our named executive officers were as follows:

Executive	2020 ($)		2021 ($)	Annual Increase
Tahir Mahmood, Ph.D.	390,932	(1)	450,000	15.1%
Randall Mrsny, Ph.D.	390,932	(1)	450,000	15.1%
Shawn Cross	395,000	(2)	410,000	3.8%
Bittoo Kanwar, M.D.	415,000	(2)	435,750	5.0%
Brandon Hants	295,000	(2)	336,000	13.9%

(1)   The amounts reflect a mid-year increase in the annual base salary. As of December 31, 2020, base salary for each of Drs. Mahmood and Mrsny was $450,000.
(2)   The amounts reflect annual base salary as of December 31, 2020.

Short-Term Incentive Plan
Our Short-Term Incentive Plan (Annual Bonus Plan) is designed to provide a financial incentive to reward executives for the achievement of a series of program specific, pipeline and financing and operational corporate goals. For each position within the Company, a target bonus payment is set as a percentage of base salary. Payments under the plan are ultimately based on achievement of these pre-established
corporate goals, each of which has related subgoals which are designed to provide interim milestones on which progress towards the overall goals can be tracked and measured, as well as an assessment of individual performance goals. The extent to which bonus payouts are based on corporate level goals versus individual performance goals varies depending on an employee’s grade level within the Company. For Dr. Mahmood, as CEO, his bonus payout is based 100% on corporate level goals. For the remaining named executive officers, their bonus payouts are based 80% on corporate level goals and 20% on individual goals. The compensation committee also has the discretion to adjust any bonus payout based on an employee’s overall performance during the year. Actual performance against targets, as measured by these pre-established
corporate goals and individual goals, determines the incentive payouts. The bonus pool could be funded between 0% to a maximum, in fisca1 2021, of 145% of target funding levels if all of the stretch goals were achieved. The compensation committee did not exercise its discretion to increase or change bonus payouts outside of its standard individual performance assessments embedded in the Annual Bonus Plan review. The total bonus payout cannot exceed the total amount of funding in the pool.
Bonuses for all employees, including our named executive officers, for the fiscal year ended December 31, 2021 were determined based on target bonuses set for each employee. The extent to which a target bonus was achieved was determined based on the Company’s performance against a number of corporate-level goals, including clinical, pipeline and operational goals, the employee’s performance against individual goals, and the employee’s overall performance. The corporate goals related to progressing our
AMT-101
clinical trials into and through Phase 2 and progressing our
AMT-126
clinical trials through Phase 1 and preparing for Phase 2 clinical trials (40% and 20% weights, respectively), and reaching milestones in our research and development pipeline (20% weight). The operational goals included targets related to financing, commercial strategy, facilities, corporate culture and talent management (15% weight), and expanding executive leadership, compliance and other functional goals (5% weight). The individual performance goals for Drs. Mrsny and Kanwar and Messrs. Cross and Hants aligned with the corporate goals, with Dr. Mrsny’s individual goals focused on our research pipeline, Dr. Kanwar’s individual goals focused on our clinical development programs, and Messrs. Cross’ and Hant’s individual goals focused on financing, commercial strategy, facilities, and other operational goals. The combination of our corporate goals related to clinical and pre-clinical
development and operational goals was intended to drive both specific technical achievement and continue to build the foundation for our future growth and advancements. Based on the diversity and difficulty of these goals, in structuring the funding expectations at the beginning of the year, the compensation committee believed that achievement of these challenging goals would be difficult, requiring focused effort and diligence, and would represent strong alignment with the Company’s business objectives that would make bonus pool funding at 100% levels appropriate.
Each goal, and each related subgoal, is measured individually, and the percent of goals achieved determines the bonus payout, adjusted for each executive officer’s performance, and subject to the compensation committee’s discretion in determining the annual bonus payouts.
Each of our named executive officers was eligible to participate in our Short-Term Incentive Plan for 2021. The compensation committee established target annual incentive awards for each named executive officer, denominated as a percentage of base salary, which were set at the same percentage of base salary for 2021 as in 2020. Each named executive officer’s 2021 annual target bonus (expressed as a dollar amount) is set forth in the table below the next paragraph.

In February 2022, the compensation committee reviewed the achievement against the applicable 2021 corporate goals and determined a total achievement of 88.4% of these aggressive goals. The table below provides additional details about the corporate performance goals for 2021 and the compensation committee’s assessment of our actual performance against our 2021 corporate performance goals:

2021 CORPORATE GOAL	WEIGHTING	PERFORMANCE	WEIGHTED PERFORMANCE ACHIEVEMENT
AMT-101 Clinical Development	40%	81.5%	32.60%
AMT-126 Clinical Development	20%	80%	16%
R&D Pipeline	20%	90%	18%
Financing, Commercial Strategy, Facilities, Corporate Culture and Talent Management	15%	112%	16.8%
Expanding Executive Leadership, Compliance and Other Functional Goals	5%	100%	5%
Total Achievement Level			88.4%
The compensation committee also determined that Drs. Mrsny and Kanwar and Mr. Cross achieved 100% of their individual performance objectives and that Mr. Hants achieved 120% of his individual performance objectives. Using these achievement levels, and making additional adjustments based on individual performance reviews for 2021, the compensation committee determined that the bonus awards for the named executive officers were as follows:

Executive	2021 Annual Target Bonus ($)	2021 Earned Award ($)
Tahir Mahmood, Ph.D.	180,000	159,120
Randall Mrsny, Ph.D.	180,000	163,296
Shawn Cross	164,000	178,537
Bitto Kanwar, M.D.	174,300	189,750
Brandon Hants	117,600	133,669
The amounts in the Summary Compensation Table under the column
“Non-equity
incentive plan compensation” are based on the figures in the last column of the table above.
Long-Term Incentives
We believe long-term incentive compensation is an effective means for focusing our executive officers, including the named executive officers, on driving strong performance and increased stockholder value over a multi-year period, provides a meaningful reward for long-term value creation, and motivates them to remain employed with us.
This approach aligns the contributions of our executive officers with the long-term interests of our stockholders and allows them to participate in any future appreciation in our common stock.

We determine long-term incentive compensation for our executive officers as part of our annual compensation review taking into account competitive market analysis, the recommendations of our Chief Executive Officer (except regarding the own long-term incentive compensation for himself or Dr. Mrsny), the outstanding equity holdings of each executive officer, the projected impact of the proposed awards on our earnings, and our Company performance in prior fiscal years.
Annual Awards
. In the first quarter of 2021, we granted each named executive officer an annual equity award in the form of time-vesting stock options. 1/48th of the shares subject to the stock options vest monthly from the date of grant, subject to the optionee’s continued status as a service provider through each vesting date. In determining the size of these grants, the compensation committee considered the factors described above, with a particular emphasis on the market practices with respect to our compensation peer companies. Mr. Hants received a larger grant in the first quarter of 2021 in recognition of a promotion to Senior Vice President.
Retention Awards.
In the fourth quarter of 2021, the compensation committee granted retention awards to Dr. Kanwar and Messrs. Cross and Hants in the form of time-based RSUs. Except our founders Drs. Mahmood and Mrsny, these grants were made to all other employees within the Company, most of whom were holding options with an exercise price per share well in excess of our trading price over the final few months of 2021. The compensation committee believed it was important to approve these grants to provide incentives to our named executive officers to remain with us, and selected RSUs as the form of equity award because RSUs always have value irrespective of stock price performance. 1/4th of the RSUs granted vest on each six month anniversary of the vesting commencement date, subject to the grantee’s continued status as a service provider through each vesting date. The size of each named executive officer’s retention award was determined by the compensation committee after considering the factors described above as well the value of the named executive officers’ outstanding equity awards.
The 2021 annual awards and 2021 retention awards are detailed in the section “Grants of Plan-Based Awards”.
Severance and Change in Control Protections
We maintain our Senior Executive Change in Control and Severance Policy for our current named executive officers and other key employees (collectively, participants), which was adopted in June 2020 (the Severance Policy) in connection with our initial public offering following the compensation committee’s review of market compensation data. Each participant has signed a participation agreement under our Severance Policy.
The Severance Policy provides for severance and change in control benefits to the participants in the event of certain qualifying terminations, including following a change in control of our company, and certain change in control benefits. We believe that these protections are necessary to provide our valuable executives with incentives to forego other employment opportunities and remain employed with us and to maintain continued focus and dedication to their responsibilities to maximize stockholder value, including if there is a potential transaction that could involve a change in control. The terms and levels of benefits provided to our named executive officers under the Severance Policy were determined by our Board of Directors, with input from our management team, and approved by our Board of Directors. The terms of the Severance Policy are reviewed from time to time.
For a summary of the material terms of the benefits provided to our named executive officers under the Severance Policy and an estimate of the payments and benefits that may be received by our named executive officers under the Severance Policy, see “Potential Payments upon Termination or Change in Control” below.
Other Compensation
Retirement, Welfare, and Health Benefits
We design our employee benefits programs to be affordable and competitive in relation to the market, and compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon changes in applicable laws and market practices.
Our eligible employees, including our named executive officers, are permitted to participate in a 401(k) Plan though our arrangement with Insperity, a professional employer organization. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax or after-tax (Roth)
basis, through contributions to the 401(k) plan. The 401(k) plan authorizes employer safe harbor matching contributions.

Our health and welfare benefits include medical, dental and vision benefits, long-term disability insurance, basic life insurance coverage, health savings accounts, and accidental death and dismemberment insurance. Our named executive officers also are eligible to participate in our Employee Stock Purchase Plan on the same terms as our other eligible employees.
Perquisites and Other Personal Benefits
We do not provide perquisites or other personal benefits to our executive officers, including the named executive officers except in situations where we believe it is appropriate to assist an individual in the performance of his, her or their duties, to make our executive officers more efficient and effective, and for recruitment and retention purposes in a competitive labor market.
In the future, we may provide perquisites or other personal benefits in limited circumstances. All future practices with respect to perquisites or other personal benefits for executive officers will be approved and subject to periodic review by the compensation committee.
Employment Agreements
We have entered into confirmatory employment letters with each of our named executive officers. Each of these agreements was approved by our Board of Directors.
For information on the specific terms and conditions of the employment letters of the named executive officers, see the discussion of “Employment Arrangements with our Named Executive Officers” below.
Additional Policies and Practices
Hedging and Pledging Prohibitions
We have implemented robust policies that bar employees from hedging and pledging our stock. Named executive officers are prohibited from pledging Company securities as collateral for loans because doing so would be a violation of our Insider Trading Policy. Additionally, employees are barred from engaging in transactions in publicly-traded options, such as puts and calls, and other derivative securities with respect to the Company’s securities. This prohibition extends to any hedging or similar transaction designed to decrease the risks associated with holding Company securities. Our policy provides for limited exceptions to the hedging and pledging prohibitions, however they must be approved by a Compliance Officer, in consultation with the Board of Directors or an independent committee of the Board of Directors, and historically no exceptions have ever been made.
Accounting and Tax Considerations
We account for equity-based compensation paid to employees under FASB ASC Topic 718, which requires that we estimate and record an expense over the service period of an award. Thus, we may record an expense in one year for awards granted in earlier years. Accounting rules also require the recording of cash compensation as an expense at the time the obligation is incurred.
Section 162(m) of the Internal Revenue Code of 1986, as amended (the Code) generally prohibits us from deducting any compensation over $1 million per taxable year paid to certain of our executive officers. Neither our compensation committee nor its authorized committee has adopted a policy that all equity or other compensation must be deductible.
However, the compensation committee may consider the deductibility of equity awards and cash and other compensation as one factor in determining executive compensation, the compensation committee also looks at other factors in making its decisions and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program even if the awards are not deductible by us for tax purposes.

In addition to considering the tax consequences, the compensation committee generally may also consider the accounting consequences of its decisions, including the impact of expenses being recognized in connection with equity-based awards, in determining the size and form of different equity-based awards.
Compensation Committee Report
We have reviewed and discussed with management the Compensation Discussion and Analysis to be included in this Proxy Statement filed pursuant to Section 14(a) of the Exchange Act. Based on the reviews and discussions referred to above, we recommended to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s Annual Report for the fiscal year ended December 31, 2021 and this Proxy Statement for the Annual Meeting.
Compensation Committee
David Lamond,
Chair
Holly Schachner, M.D.
John W. Smither
The Compensation Committee Report does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other filing by Applied Molecular Transport, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent Applied Molecular Transport, Inc. specifically incorporates the Compensation Committee Report by reference therein.

EXECUTIVE COMPENSATION TABLES
Summary Compensation Table for Fiscal Years 2019, 2020 and 2021
The following table sets forth information concerning the total compensation of each of our named executive officers for the fiscal years ended December 31, 2019, 2020 and 2021:

Name	Year	Salary ($)(1)	Bonus		Option Awards ($)(2)	Stock Awards	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(5)	Total
Tahir Mahmood, Ph.D.	2021	450,000	—		6,008,665	—	159,120	—	6,617,785
Chief Executive Officer	2020	390,932	—		—	—	207,000	23,077	621,009
	2019	300,000	49,282		—	—	—	—	349,282
Randall Mrsny, Ph.D.	2021	450,000			6,008,665	—	163,296		6,621,961
Chief Scientific Officer
Shawn Cross	2021	410,000	—		2,308,207	458,010	178,537	—	3,354,754
Chief Financial Officer	2020	311,439	—		1,087,728	—	142,060	—	1,541,227
Bittoo Kanwar, M.D.	2021	435,750	—		2,308,207	458,010	189,750	—	3,391,717
Chief Medical Officer	2020	393,599	—		911,791	—	185,920	14,404	1,505,714
	2019	249,546	29,280		237,760	—	—	—	516,586
Brandon Hants	2021	336,000	—		2,784,503	225,370	133,669	—	3,479,542
Senior Vice President, Finance & Business Operations	2020	288,583	—		200,986	—	103,988	12,654	606,211
	2019	270,037	47,675	(4)	235,952	—	—	—	553,664
(1)	Salary, bonus and incentive plan figures represent amounts earned during each respective fiscal year, regardless of whether part or all of such amounts were paid in subsequent fiscal year(s).
(2)
This column represents the aggregate grant date fair value of the award as calculated in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the award disclosed in this column are set forth in the notes to our audited financial statements included in our annual report on Form
10-K
for the year ended December 31, 2021. These amounts do not correspond to the actual value that may be recognized by our named executive officers upon vesting of the applicable awards.

(3)	Amounts represent the annual incentive bonus earned by each of the named executive officers for services performed and are pro-rated based on length of service with us.
(4)	This amount includes a one-time signing bonus of $15,000.
(5)	Amounts represent the cumulative accrued vacation balance paid in 2020.
Grants of Plan-Based Awards for Fiscal Year 2021
The following table provides information regarding grants of plan-based awards to each of our named executive officers during the fiscal year ended December 31, 2021:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Target ($)	Maximum ($)	All Stock Awards: Number of Shares of Stock or Units(1)	All Option Awards: Number Securities Underlying Options(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Tahir Mahmood, Ph.D.	03/01/2021	180,000	261,000	—	164,000	56.61	6,008,665
Randall Mrsny, Ph.D.	03/01/2021	180,000	261,000	—	164,000	56.61	6,008,665
Shawn Cross	03/01/2021	164,000	237,800	—	63,000	56.61	2,308,207
	12/24/2021	—	—	31,500	—	—	458,010
Bittoo Kanwar, M.D.	03/01/2021	174,300	252,735	—	63,000	56.61	2,308,207
	12/24/2021	—	—	31,500	—	—	458,010
Brandon Hants	03/01/2021	117,600	170,520	—	76,000	56.61	2,784,503
	12/24/2021	—	—	15,500	—	—	225,370
(1)
These restricted stock units were granted pursuant to our 2020 Plan. 1/4th of the units vest on each six month anniversary of the vesting commencement date, subject to the grantee’s continued status as a service provider through each vesting date.

(2)
These options to purchase shares of our common stock were granted pursuant to our 2020 Plan. 1/48th of the shares vest monthly from the date of grant, subject to the optionee’s continued status as a service provider through each vesting date. The per share exercise price of the stock options is equal to the closing price of a share of our common stock on the date of grant.

(3)
This column represents the aggregate grant date fair value of the awards as calculated in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the award disclosed in this column are set forth in the notes to our audited financial statements included in our annual report on Form
10-K
for the year ended December 31, 2021. These amounts do not correspond to the actual value that may be recognized by our named executive officers upon vesting of the applicable awards.

Outstanding Equity Awards at 2021 Fiscal Year End
The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2021:

	Option Awards						Stock Awards
Name	Grant Date		Number of Shares of Stock Underlying Unexercised Options Exercisable	Number of Shares of Stock Underlying Unexercised Options Unexercisable	Option Exercise Price (1)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)
Tahir Mahmood, Ph.D.	03/01/2021	(2)	30,750	133,250	56.61	03/01/2031	—	—
Randall Mrsny, Ph.D.	03/01/2021	(2)	30,750	133,250	56.61	03/01/2031	—	—
Shawn Cross	12/24/2021	(3)	—	—	—	—	31,500	458,010
	03/01/2021	(2)	11,812	51,188	56.61	03/01/2031	—	—
	03/30/2020	(4)	125,625	174,375	4.61	03/30/2030	—	—
Bittoo Kanwar, M.D.	03/01/2021	(2)	11,812	51,188	56.61	03/01/2031	—	—
	12/24/2021	(3)	—	—	—	—	31,500	458,010
	06/04/2020	(2)	22,853	38,089	14.00	06/04/2030	—	—
	03/06/2020	(2)	47,143	51,243	4.61	03/30/2020	—	—
	04/26/2019	(5)	53,948	50,224	2.38	04/26/2029	—	—
Brandon Hants	12/24/2021	(3)	—	—	—	—	15,000	225,370
	03/01/2021	(2)	14,250	61,750	56.61	03/01/2031	—	—
	06/04/2020	(2)	7,500	12,500	14.00	06/04/2030	—	—
	03/30/2020	(2)	2,073	2,255	4.61	03/30/3030	—	—
	03/26/2019	(5)	109,865	40,807	2.38	03/26/2029	—	—
(1)	The per share exercise price of the stock options is equal to the closing price of a share of our common stock on the date of grant.
(2)
This option to purchase shares of our common stock was granted pursuant to our 2020 Plan. 1/48th of the shares vest monthly from the date of grant, subject to the optionee’s continued status as a service provider through each vesting date.

(3)
These restricted stock units were granted pursuant to our 2020 Plan. 1/4th of the units vest on June 1, 2022 and 1/45th of the units vest quarterly thereafter, subject to the grantee’s continued status as a service provider through each vesting date.

(4)
This option to purchase shares of our common stock was granted pursuant to our 2016 Plan. 1/4th of the shares subject to the option vest on the first anniversary of the vesting commencement date and 1/48th of the shares vest monthly thereafter, subject to the optionee’s continued status as a service provider through each vesting date. In May 2020, the Board of Directors approved a one-time
repricing of certain stock options granted to our service providers with an exercise price of $6.14 per share under our 2016 Plan, including this disclosed option. Pursuant to such approval, such options were automatically repriced to $4.61 per share.

(5)
This option to purchase shares of our common stock was granted pursuant to our 2016 Plan. 1/4th of the shares subject to the option vest on the first anniversary of the vesting commencement date and 1/48th of the shares vest monthly thereafter, subject to the optionee’s continued status as a service provider through each vesting date.

Option Exercises and Stock Vested in Fiscal Year 2021
The following table sets forth the number of shares acquired and the value realized upon the exercise of stock options:

	Option Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)(1)
Bittoo Kanwar, M.D.	46,500	$1,047,820
Shawn Cross	10,000	255,093
(1)
The value realized on the exercise date is based on the difference in the fair market value of our common stock on the exercise date and the exercise price, and does not necessarily reflect the proceeds actually received by the named executive officer.

Employment Arrangements with Our Named Executive Officers
Tahir Mahmood, Ph.D.
In June 2020, we entered into a confirmatory employment letter with Tahir Mahmood, Ph.D. our
Co-Founder
and Chief Executive Officer. The confirmatory employment letter has no specific term and provides that Dr. Mahmood is an at-will
employee. The employment letter supersedes all existing agreements and understandings that Dr. Mahmood may have entered into concerning his employment relationship with us. The employment letter also provides Dr. Mahmood with severance and change in control benefits pursuant to our Severance Policy described below. During our 2021 fiscal year, Dr. Mahmood’s annual base salary was $450,000 and he was eligible for an annual target cash incentive payment equal to 40% of his annual base salary. As of January 1, 2022, Dr. Mahmood’s annual base salary is $580,000 and he is currently eligible for an annual target cash incentive payment equal to 55% of his annual base salary.
Randall Mrsny, Ph.D.
In June 2020, we entered into a confirmatory employment letter with Randall Mrsny, Ph.D., our
Co-Founder
and Chief Scientific Officer. The confirmatory employment letter has no specific term and provides that Dr. Mrsny is an at-will
employee. The employment letter supersedes all existing agreements and understandings that Dr. Mrsny may have entered into concerning his employment relationship with us. The employment letter also provides Dr. Mrsny with severance and change in control benefits pursuant to our Severance Policy described below. During our 2021 fiscal year, Dr. Mrsny’s annual base salary was $450,000 and he was eligible for an annual target cash incentive payment equal to 40% of his annual base salary. As of January 1, 2022, Dr. Mrsny’s annual base salary is $474,500 and he is currently eligible for an annual target cash incentive payment equal to 40% of his annual base salary.
Shawn Cross
In June 2020, we entered into a confirmatory employment letter with Shawn Cross, our Chief Financial Officer. The confirmatory employment letter has no specific term and provides that Mr. Cross is an at-will
employee. The employment letter supersedes all existing agreements and understandings that Mr. Cross may have entered into concerning his employment relationship with us. The employment letter also provides Mr. Cross with severance and change in control benefits pursuant to our Severance Policy described below. During our 2021 fiscal year, Mr. Cross’s annual base salary was $410,000 and he was eligible for an annual target cash incentive payment equal to 40% of his annual base salary. As of January 1, 2022, Mr. Cross’ annual base salary is $435,000 and he is currently eligible for an annual target cash incentive payment equal to 40% of his annual base salary.
Bittoo Kanwar, M.D.
In June 2020, we entered into a confirmatory employment letter with Bittoo Kanwar, M.D., our Chief Medical Officer. The confirmatory employment letter has no specific term and provides that Dr. Kanwar is an at-will
employee. The employment letter supersedes all existing agreements and understandings that Dr. Kanwar may have entered into concerning his employment relationship with us. The employment letter also provides Dr. Kanwar with severance and change in control benefits pursuant to our Severance Policy described below. During our 2021 fiscal year, Dr. Kanwar’s annual base salary was $435,700 and he was eligible for an annual target cash incentive payment equal to 40% of his annual base salary. As of January 1, 2022, Dr. Kanwar’s annual base salary is $460,750 and he is currently eligible for an annual target cash incentive payment equal to 40% of his annual base salary.
Brandon Hants
In June 2020, we entered into a confirmatory employment letter with Brandon Hants, our Senior Vice President Finance and Business Operations. The confirmatory employment letter has no specific term and provides that Mr. Hants is an at-will
employee. The employment letter supersedes all existing agreements and understandings that Mr. Hants may have entered into concerning his employment relationship with us. The employment letter also provides Mr. Hants with severance and change in control benefits pursuant to our Severance Policy described below. During our 2021 fiscal year, Mr. Hants’s annual base salary was $336,000 and he was eligible for an annual target cash incentive payment equal to 35% of his annual base salary. As of January 1, 2022, Mr. Hant’s annual base salary is $356,000 and he is currently eligible for an annual target cash incentive payment equal to 35% of his annual base salary.

Potential Payments upon Termination or Change in Control
Our Board of Directors adopted our Severance Policy in June 2020. Under the Severance Policy, if a named executive officer’s employment is terminated outside a period beginning on a “change in control” (as defined in the Severance Policy) and ending 12 months following a change in control (the “change in control period”), either by us other than for “cause,” death or “disability” or by the named executive officer due to a “constructive termination” (each, as defined within the Severance Policy), referred to as a
Non-CIC
Qualified Termination, Drs. Mahmood, Mrsny and Kanwar, and Mr. Cross will receive:

•	a lump sum payment equal to 100% of base salary; and

•
payment or reimbursement of up to 12 months of premiums for COBRA continuation coverage premiums or, if providing such payment would violate applicable law, a taxable payment for an equivalent amount in lieu thereof.

Mr. Hants will receive:

•	a lump sum payment equal to 50% of base salary; and

•
payment or reimbursement of up to 6 months of premiums for COBRA continuation coverage premiums, or, if providing such payment would violate applicable law, a taxable payment for an equivalent amount in lieu thereof;

Under the Severance Policy, if a named executive officer’s employment is terminated inside the change in control period either by us other than for “cause,” death or “disability” or by the named executive officer due to a “constructive termination”, referred to as a CIC Qualified Termination, the named executive officer will receive the following:

•	a lump sum payment equal to 100% of base salary;

•	a lump sum payment equal to 100% of target annual bonus;

•	100% acceleration of unvested time-based equity awards; and

•
payment or reimbursement of up to 12 months of premiums for COBRA continuation coverage premiums or, if providing such payment would violate applicable law, a taxable payment for an equivalent amount in lieu thereof.

The Severance Policy provides that if any payments or benefits received by a named executive officer under the Severance Policy or otherwise would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code (the Code) and be subject to excise taxes imposed by Section 4999 of the Code, such amount will either be delivered in full or reduced so as not to be subject to excise taxation, whichever amount is higher. The Severance Policy does not require us to provide any tax gross-ups.
To receive the severance described above, the named executive officer must sign and not revoke our standard separation agreement and release of claims within the timeframe that is set forth in the Severance Policy.
The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described below, assuming that the triggering event took place on December 31, 2021, the last day of our fiscal year.

Name	Event	Cash Severance ($)(1)	Continuation of Insurance Benefit ($)(2)	Vesting of Equity Awards ($)(3)	Total ($)
Tahir Mahmood, Ph.D.	Non-CIC Qualified Termination	450,000	31,073	—	481,073
	CIC Qualified Termination	630,000	31,073	—	661,073
Randall Mrsny, Ph.D.	Non-CIC Qualified Termination	450,000	11,465	—	461,465
	CIC Qualified Termination	630,000	11,465	—	641,465
Shawn Cross	Non-CIC Qualified Termination	410,000	29,503	—	439,503
	CIC Qualified Termination	574,000	29,503	3,345,070	3,948,573
Bittoo Kanwar, M.D.	Non-CIC Qualified Termination	435,750	29,503	—	465,253
	CIC Qualified Termination	610,050	29,503	4,275,134	4,914,688
Brandon Hants	Non-CIC Qualified Termination	168,000	14,746	—	182,746
	CIC Qualified Termination	453,600	29,492	2,310,551	2,793,643
(1)	Based on salary and target annual incentive cash payments as of December 31, 2021.
(2)	The value of continuation of insurance benefits is included based on current coverage.
(3)
The value of each Named Executive Officer’s equity award vesting acceleration benefit in connection with a qualifying termination of the Named Executive Officer’s employment is calculated as (i) the number of shares covered by the portions of the Named Executive Officer’s equity awards that are subject to such acceleration multiplied by the closing price of our common stock on December 31, 2021 (the last trading day in our 2021 fiscal year), which was $13.98 per share, less (ii) the exercise price for any such shares subject to options.

Director Compensation
The following table presents the total compensation, in accordance with our non-employee
director compensation program, for each of our
non-employee
directors during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)(4)(5)	Total Compensation ($)
Graham Cooper(1)	55,000	444,990	499,990
Helen S. Kim	77,500	422,486	499,986
David Lamond	53,000	446,993	499,993
Holly Schachner, M.D.(2)	15,663	734,242	749,905
John W. Smither(3)	—	—	—
Aaron VanDevender, Ph.D.	46,500	453,474	499,974
(1)	Mr. Cooper was a non-employee director during our 2021 fiscal year. Mr. Cooper was appointed Executive Chair on January 27, 2022 and is currently employed by us as an executive officer.
(2)	Dr. Schachner joined the Board of Directors on August 23, 2021; her fees were prorated for the portion of 2021 in which she served as a director.
(3)	Mr. Smither joined the Board of Directors on January 27, 2022 and, as such, did not earn any compensation in our 2021 fiscal year.
(4)
The amounts disclosed represent the aggregate grant date fair value of the award as calculated in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the award disclosed in this column are set forth in the notes to our audited financial statements included in our annual report on Form
10-K
for the fiscal year ended December 31, 2021. These amounts do not correspond to the actual value that may be recognized by the directors upon vesting or exercise of the applicable awards.

(5)
As of December 31, 2021, our
non-employee
directors held outstanding options to purchase a number of shares of common stock as follows: Mr. Cooper (90,107), Ms. Kim (74,573), Ms. Schachner (38,976), Mr. VanDevender (15,395) and Mr. Lamond (15,175).

Dr. Mahmood and Dr. Mrsny were our only two employee directors during our 2021 fiscal year. See the section titled “Executive Compensation” for information about the compensation paid to Drs. Mahmood and Mrsny.

Non-Employee
Director Compensation Policy
Our Board of Directors adopted our director compensation policy in May 2020 after reviewing data provided by our independent compensation consultant, Aon. Under our director compensation policy, each non-employee
director receives the cash and equity compensation for his, her or their services as a member of our Board of Directors, as described below. We also will continue to reimburse our non-employee
directors for reasonable, customary and documented travel expenses to meetings of our Board of Directors or its committees.
The director compensation policy includes a maximum annual limit of $500,000 of cash compensation and equity awards that may be paid, issued or granted to a non-employee
director in any fiscal year (increased to $750,000 in the fiscal year in which the non-employee
director joins the Board of Directors). For purposes of these limitations, the value of an equity award is based on its grant date fair value. Any cash compensation paid or equity awards granted to a person for his, her or their services as an employee, or for his, her or their services as a consultant (other than as a non-employee
director), will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to our non-employee
directors.
The amounts and terms of the cash and equity compensation that are received by directors, described below, remain unchanged from the amounts that were provided in fiscal year 2021.
Cash Compensation
Non-employee
directors are entitled to receive the following cash compensation for their services under the policy:

•	$35,000 per year for service as a Board member;

•	$35,000 per year for service as non-executive chair of the Board of Directors;

•	$15,000 per year for service as chair of the audit committee;

•	$7,500 per year for service as a member of the audit committee;

•	$10,000 per year for service as chair of the compensation committee;

•	$5,000 per year for service as a member of the compensation committee;

•	$8,000 per year for service as chair of the corporate governance and nominating committee; and

•	$4,000 per year for service as a member of the corporate governance and nominating committee.
Each
non-employee
director who serves as a committee chair will receive only the additional annual cash fee as the chair of the committee, and not the additional annual fee as a member of the committee. All cash payments to non-employee
directors are paid quarterly in arrears on a prorated basis.
Equity Compensation
Initial Options
Each person who first becomes a
non-employee
director after the effective date of the director compensation policy will be granted on the date on which such individual first becomes a non-employee
director, an initial award of nonstatutory stock options covering 60,000 shares of our common stock (the Initial Option). The Initial Option will be scheduled to vest as to 1/36th of the shares each monthly anniversary of commencement of service as a non-employee
director, subject to continuing to provide services to us through each applicable vesting date.
Annual Options
Each
non-employee
director automatically will receive, on the date of each annual meeting of our stockholders, an annual award of nonstatutory stock option covering 20,000 shares of our common stock (an Annual Option). Each Annual Option will vest in full on the earlier of (i) the one-year
anniversary of the date of grant of such Annual Award or (ii) the business day prior to the next annual meeting of stockholders that occurs following the grant of such Annual Award, in each case, subject to continuing to provide service to us through the applicable vesting date.
The term of each option granted under the director compensation policy will be 10 years, subject to earlier termination as provided in the 2020 Equity Incentive Plan (2020 Plan). Each option granted under the director compensation policy will have an exercise price per share equal to 100% of the fair market value per share on the date of grant.

Change in Control
In the event of our “change in control” (as defined in the 2020 Plan), each non-employee
director will fully vest in his, her or their outstanding company equity awards provided that the non-employee
director continues to be a
non-employee
director through the date of our change in control.
Certain Relationships and Related Party Transactions
In addition to compensation arrangements, including employment, termination of employment and change in control arrangements discussed above in the sections titled “Director Compensation” and “Executive Compensation,” we describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were a party or will be a party, in which

•	the amounts involved exceeded or will exceed $120,000; and

•
any of our directors, nominees for director, executive officers or beneficial holders of more than 5% of our outstanding common stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities (each, a related person), had or will have a direct or indirect material interest.

Investors’ Rights Agreement
We are party to an investors’ rights agreement, as amended, with certain holders of our capital stock, including EPQ LLC, AMT PS, AMTB PS, The Founders Fund VI, LP, The Founders Fund VI Principals Fund, LP, The Founders Fund V, LP, The Founders Fund V Entrepreneurs Fund, LP, The Founders Fund VI Entrepreneurs Fund, LP, The Founders Fund V Principals Fund, LP, and Blue Devil Trust. Under our investors’ rights agreement, certain holders of our capital stock have the right to demand that we file a registration statement or request that their shares of our capital stock be covered by a registration statement that we are otherwise filing.
Other Transactions
We have granted stock options to our executive officers and our directors. See the sections titled “Director Compensation” and “Executive Compensation,” for a description of stock options granted to our named executive officers and directors. In the ordinary course of business, we enter into offer letters and employment agreements with our executive officers. We have also entered into indemnification agreements with each of our directors and officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.
Related Party Transaction Policy
Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. The charter of our audit committee provides that our audit committee shall review and approve in advance any related party transaction.
Our Board of Directors has adopted a formal written policy providing that we are not permitted to enter into any transaction that exceeds $120,000 and in which any related person has a direct or indirect material interest without the consent of our audit committee. In approving or rejecting any such transaction, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to our audit committee, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table provides information as of December 31, 2021, with respect to the shares of our common stock that may be issued under our existing equity compensation plans. A description of each of our equity compensation plans is incorporated by reference to Note 9 to the consolidated financial statements set forth in our Original
10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options ($)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders(1)	4,442,864	24.63	2,876,270
Equity Compensation Plans Not Approved by Stockholders(2)	—	—	—

(1)
Includes the following plans: 2020 Plan, 2016 Plan, 2015 Equity Incentive Plan (2015 Plan) and 2020 Employee Stock Purchase Plan (2020 ESPP). Our 2020 Plan provides that on January 1st of each fiscal year commencing in 2021, the number of shares authorized for issuance under the 2020 Plan is automatically increased by a number equal to the lesser of (i) 3,140,062 shares; (ii) 5.0% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year or; (iii) such other amount as the plan administrator may determine. Our 2020 ESPP provides that on January 1st of each fiscal year commencing with the fiscal year following the fiscal year in which the first enrollment date under the 2020 ESPP (if any) occurs, the number of shares authorized for issuance under the 2020 ESPP is automatically increased by a number equal to the lesser of (i) 628,012 shares; (ii) 1.0% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the plan administrator may determine.

(2)
Includes the Inducement Plan, which was adopted by our board of directors on March 3, 2022. As of March 21, 2022, there were 1,000,000 shares available for grant under the Inducement Plan. The Inducement Plan has not been approved by stockholders.

Security Ownership of Certain Beneficial Owners and Management
The following table shows information regarding the beneficial ownership of our common stock as of March 15, 2022 for the following:

•	Each stockholder known by us to beneficially own more than 5% of our common stock;

•	Each of our directors;

•	Each named executive officer named in the “Named Executive Officers”; and

•	All directors and executive officers as a group.
We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable.
We have based our calculation of the percentage of beneficial ownership on 38,653,925 shares of our common stock outstanding as of March 15, 2022. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 15, 2022 to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Applied Molecular Transport Inc., 450 East Jamie Court, South San Francisco, CA 94080.

	Beneficial Ownership
Name of Beneficial Owner	Shares	Percentage
5% or Greater Stockholders:
Entities affiliated with BlackRock, Inc.(1)	1,939,444	5.0%
Capital Research Global Investors(2)	4,021,680	10.4%
Capital World Investors(3)	4,145,688	10.7%
Entities affiliated with EPIQ Capital Group, LLC(4)	8,264,240	21.4%
Entities affiliated with Founders Fund(5)	4,438,222	11.5%
Named Executive Officers and Directors:
Tahir Mahmood, Ph.D.(6)	3,665,416	9.5%
Randall Mrsny, Ph.D.(7)	3,654,687	9.5%
Graham Cooper(8)	93,750	*
Helen S. Kim(9)	635,230	1.6%
David Lamond(10)	914,589	2.4%
Holly Schachner, M.D.(11)	8,661	*
John W. Smither(12)	5,000	*
Aaron VanDevender, Ph.D.(13)	62,659	*
Shawn Cross(14)	180,228	*
Bittoo Kanwar(15)	207,171	*
Brandon Hants(16)	162,224	*
All executive officers and directors as a group (thirteen (13) persons)(17)	9,822,693	25.4%
*	Less than one percent (1%)
(1)
Based on information taken from the Schedule 13G filed on February 4, 2022, these 1,939,444 shares are held by various entities affiliated with BlackRock, Inc (BlackRock). BlackRock, Inc. may be deemed to be the beneficial owner of these shares and exercises shared voting and investment control over the shares with each of the entities. BlackRock has sole voting power over 1,905,779 shares and sole dispositive power over 1,939,444 shares. The address of this entity is 55 East 52 nd
Street, New York, NY 10055.

(2)
Based on information taken from the Schedule 13G/A filed on September 10, 2021, these 1,708,437 shares are held by Capital Research Global Investors (CRGI). CRGI has sole voting power and sole dispositive power over 1,708,437 shares. CRGI is a division of Capital Research and Management Company (CRMC), as well as its investment management subsidiaries and affiliates Capital Bank and Trust Company, Capital International, Inc., Capital International Limited, Capital International Sarl and Capital International K.K. (together with CRMC, the investment management entities). CRGI may be deemed to be the beneficial owner of these shares and exercises sole voting and investment control over the shares. The address of this entity is 333 South Hope Street, 55th Fl, Los Angeles, CA 90071.

(3)
Based on information taken from the Schedule 13G/A filed on February 11, 2022, these 4,225,688 shares are held by Capital World Investors (CWI). CWI has sole voting power and sole dispositive power over 4,225,688 shares. CWI is a division of CRMC, as well as its investment management subsidiaries and affiliates Capital Bank and Trust Company, Capital International, Inc., Capital International Limited, Capital International Sarl and Capital International K.K. (together with CRMC, the investment management entities). CWI may be deemed to be the beneficial owner of the shares and exercises sole voting and investment control over the shares. The address of this entity is 333 South Hope Street, 55th Fl, Los Angeles, CA 90071.

(4)
Based on information taken from the Schedule 13D filed on June 18, 2020, these shares consist of (i) 2,149,292 shares held by EPQ LLC, AMT PS, (ii) 3,394,948 shares held by EPQ LLC, AMTB PS, (iii) 2,500,000 shares held by EPQ LLC, AMTC PS and (iv) 220,000 shares held by Chad Boeding (collectively, the EPIQ funds). EPIQ Capital Group, LLC is the managing member of each of the EPIQ funds and exercises investment and voting control over the shares held by each of the EPIQ funds through an investment committee. The investment committee for each of the EPIQ funds is comprised of Chad Boeding, Chris Jackson, Jennifer Forster, Boris Albul and Rick Withers, each of whom is an officer or partner of EPIQ Capital Group, LLC. Each of the members of the investment committee disclaims beneficial ownership of the shares held by the EPIQ funds except to the extent of their pecuniary interests therein, if any. The address of each of the individuals and entities listed above is One Lombard Street, Suite 200, San Francisco, CA 94111.

(5)
Based on information taken from the Schedule 13G filed on February 16, 2021, these shares consist of (i) 2,814,640 shares held by The Founders Fund V, LP, 757,139 shares held by The Founders Fund V Principals Fund, LP, 39,836 shares held by The Founders Fund V Entrepreneurs Fund, LP (collectively, the Founders Fund V Management, LLC), and (ii) 656,194 shares held by The Founders Fund VI, LP, 162,255 shares held by The Founders Fund VI Principals Fund, LP and 8,158 shares held by The Founders Fund VI Entrepreneurs Fund, LP (collectively, the Founders Fund VI Management, LLC). FFV Management exercises investment and voting control over the shares held by the Founds Fund V Management, LLC through a management committee comprised of Peter Thiel and Brian Singerman. FFVI Management exercises investment and voting control over the shares held by the Founders Fund VI Management, LLC through a management committee comprised of Peter Thiel and Brian Singerman. Each of Mr. Thiel and Mr. Singerman disclaim beneficial ownership of the shares held by the Founders Fund V Management, LLC and the Founders Fund VI Management, LLC, except to the extent of their pecuniary interest therein, if any. The address of each of the individuals and entities listed above is One Letterman Drive, Building D, Suite 500, San Francisco, CA 94129.

(6)
Consists of (i) 3,000 shares held directly by Dr. Mahmood, (ii) 176,657 shares held directly by The Mahmood 2017 Irrevocable Trust Agreement for which Dr. Mahmood serves as trustee, (iii) 334,632 shares held by the Tahir Mahmood 2019 Annuity Trust for which Dr. Mahmood serves as trustee, (iv) 3,088,711 shares held by the Mahmood-Shamsi Living Trust Agreement dated August 31, 2017 for which the father of Dr. Mahmood serves as trustee, and (v) 62,416 shares of common stock subject to options that are exercisable within 60 days of March 15, 2022. Dr. Mahmood shares voting and investment control with his spouse over the shares held by the Mahmood 2017 Irrevocable Trust Agreement and the Tahir Mahmood 2019 Annuity Trust. The father of Dr. Mahmood exercises voting and investment control over the shares held by the Mahmood-Shamsi Living Trust Agreement dated August 31, 2017.

(7)
Consists of (i) 3,500 shares held directly by Dr. Mrsny, (ii) 3,600,000 shares held directly by Mrsny-Daugherty Living Trust Agreement dated July 31, 2019 for which Dr. Mrsny and his spouse serve as co-trustees
and exercise voting and investment control, and (iv) 51,187 shares of common stock subject to options that are exercisable within 60 days of March 15, 2022.

(8)
Consists of (i) 390,107 shares subject to outstanding options, 75,000 of which are exercisable prior to vesting, of which 93,750 shares of common stock subject to options that are vested and exercisable within 60 days of March 15, 2022 and 296,357 shares which may be repurchased by us, if exercised, at the original exercise price.

(9)	Consists of (i) 575,000 shares of common stock directly held by Ms. Kim and (ii) 60,230 shares of common stock subject to options that are exercisable within 60 days of March 15, 2022.
(10)
Consists of 914,589 shares of common stock beneficially held by the Blue Devil Trust for which Mr. Lamond serves as trustee. Mr. Lamond shares voting and investment control over the shares held by the Blue Devil Trust with his spouse.

(11)	Consists of 8,661 shares of common stock subject to options that are exercisable within 60 days of March 15, 2022.
(12)	Consists of 5,000 shares of common stock subject to options that are exercisable within 60 days of March 15, 2022.
(13)	Consists of 62,659 shares of common stock held by Mr. VanDevender.
(14)	Consists of 180,228 shares of common stock subject to options that are vested and exercisable within 60 days of March 15, 2022.
(15)	Consists of 175,671 shares of common stock subject to options that are vested and exercisable within 60 days of March 15, 2022.
(16)	Consists of 162,224 shares of common stock subject to options that are vested and exercisable within 60 days of March 15, 2022.
(17)
Consists of (i) 8,790,248 shares of common stock owned by our named executive officers, current directors and other executive officers and (ii) 1,032,445 shares of common stock subject to options that are exercisable within 60 days of March 15, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
In addition to compensation arrangements, including employment, termination of employment and change in control arrangements discussed above in the sections titled “Directors, Executive Officers and Corporate Governance” and “Executive Compensation,” we describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were a party or will be a party, in which

•	the amounts involved exceeded or will exceed $120,000; and

•
any of our directors, nominees for director, executive officers or beneficial holders of more than 5% of our outstanding common stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities (each, a related person), had or will have a direct or indirect material interest.

Investors’ Rights Agreement
We are party to an investors’ rights agreement, as amended, with certain holders of our capital stock, including EPQ LLC, AMT PS, AMTB PS, The Founders Fund VI, LP, The Founders Fund VI Principals Fund, LP, The Founders Fund V, LP, The Founders Fund V Entrepreneurs Fund, LP, The Founders Fund VI Entrepreneurs Fund, LP, The Founders Fund V Principals Fund, LP, and Blue Devil Trust. Under our investors’ rights agreement, certain holders of our capital stock have the right to demand that we file a registration statement or request that their shares of our capital stock be covered by a registration statement that we are otherwise filing.
Other Transactions
We have granted stock options to our executive officers and our directors. See the sections titled “Director Compensation” and “Executive Compensation,” for a description of stock options granted to our named executive officers and directors. In the ordinary course of business, we enter into offer letters and employment agreements with our executive officers. We have also entered into indemnification agreements with each of our directors and officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.
Related Party Transaction Policy
Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. The charter of our audit committee provides that our audit committee shall review and approve in advance any related party transaction.
Our Board of Directors has adopted a formal written policy providing that we are not permitted to enter into any transaction that exceeds $120,000 and in which any related person has a direct or indirect material interest without the consent of our audit committee. In approving or rejecting any such transaction, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to our audit committee, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction.
Director Independence
Our common stock is listed on the Nasdaq Global Select Market. In addition, the rules of the Nasdaq Stock Market require that, subject to specified exceptions, each member of a listed company’s audit, compensation and corporate governance, and nominating committees be independent. Audit committee members and compensation committee members must also satisfy the independence criteria set forth in Rule
10A-3
and Rule
10C-1,
respectively, under the Exchange Act. Under the rules of the Nasdaq Stock Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
To be considered to be independent for purposes of Rule
10A-3
and under the rules of the Nasdaq Stock Market, a member of an audit committee of a listed company may not, other than in his, her or their capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule
10C-1
and under the rules of the Nasdaq Stock Market, the board of directors must affirmatively determine that each member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of such director, including any consulting, advisory, or other compensatory fee paid by the company to such director and (2) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.
Our Board of Directors undertook a review of its composition, the composition of its committees, and the independence of our directors and considered whether any director has a material relationship with us that could compromise his, her or their ability to exercise independent judgment in carrying out his, her or their responsibilities. Based upon information requested from and provided by each director concerning his background, employment, and affiliations, including family relationships, our Board of Directors has determined that Helen S. Kim, David Lamond, Holly Schachner, M.D., John W. Smither and Aaron VanDevender, Ph.D., representing five of our eight directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of the Nasdaq Stock Market.
In making these determinations, our Board of Directors considered the current and prior relationships that each non-employee
director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee
director, and the transactions involving them described above in this section. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accounting Fees and Services.
The following table presents fees for professional audit services rendered to the Company by Deloitte & Touche LLP for the fiscal years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees(1)	$1,359,562	$1,203,628
Audit-Related Fees(2)	65,000	—
Tax Fees(3)	—	—
Other Fees(4)	—	—
Total Fees	$1,424,562	$1,203,628
(1)
Audit Fees consists of fees billed for professional services performed by Deloitte & Touche LLP for the audit of our annual financial statements, the review of interim financial statements, and related services that are normally provided in connection with registration statements, including the registration statement for our initial public offering (IPO), which we completed in June 2020 and follow-on
public offering, which we completed on April 2021.

(2)
Audit-Related Fees consist of fees for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees for tax advice, planning, compliance and preparation of original and amended tax returns.
(4)	Other Fees consist of fees billed for products and services provided by the Deloitte & Touche LLP other than those that meet the other criteria above.
Pre-approval
Policies and Procedures
The audit committee
pre-approves
audit and
non-audit
services rendered by the Company’s independent registered public accounting firm, Deloitte & Touche LLP. The audit committee pre-approves
specified services in the defined categories of audit services, audit-related services, tax services, and all other fees up to specified amounts.
Pre-approval
may also be given as part of the audit committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case
basis before the independent auditor is engaged to provide each service. The pre-approval
of services may be delegated to one or more of the audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting. All fees paid to Deloitte & Touche LLP for the fiscal years ended December 31, 2021 and 2020 were pre-approved
by either our Board or our audit committee.
If Deloitte & Touche LLP renders services other than audit services to the Company, the audit committee will determine whether the rendering of these services is compatible with maintaining Deloitte & Touche LLP’s independence.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(3) Exhibits
Exhibit Index

Exhibit Number	Exhibit Description	Form

31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

104	Cover Page Interactive File (formatted as Inline XBRL)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized
.

Applied Molecular Transport Inc.

Date: March 25, 2022	By:	/s/ Tahir Mahmood
Tahir Mahmood, Ph.D.
Co-Founder and Chief Executive Officer

Date: March 25, 2022	By:	/s/ Shawn Cross
Shawn Cross
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tahir Mahmood	Co-Founder, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2022
Tahir Mahmood, Ph.D.

/s/ Shawn Cross	Chief Financial Officer (Principal Financial Officer)	March 25, 2022
Shawn Cross

/s/ Brandon Hants	Senior Vice President, Finance and Business Operations (Principal Accounting Officer)	March 25, 2022
Brandon Hants

*	Director, Executive Chair of the Board	March 25, 2022
Graham Cooper

*	Director	March 25, 2022
Helen Kim

*	Director	March 25, 2022
David Lamond

*	Co-Founder, Chief Scientific Officer and Director	March 25, 2022
Randall Mrsny, Ph.D.

*	Director	March 25, 2022
Holly Schachner, M.D.

*	Director	March 25, 2022
John Smither

*	Director	March 25, 2022
Aaron VanDevender, Ph.D.

*By:	/s/ Tahir Mahmood
Tahir Mahmood, as attorney-in-fact