Form 10-Q
period 2022-03-31
Applied Molecular Transport Inc.
filed 2022-05-09
CIK 1801777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the registrant had 38,654,163 shares of common stock, $0.0001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information regarding our expectations on the timing of clinical study initiation and results and the timing and success of future development of our products, potential regulatory approval of our product candidates, our possible or assumed future results of operations and expenses, business strategies and plans, trends, market sizing, competitive position, industry environment, potential growth opportunities, reliance on third parties, financing needs, the sufficiency of the Company’s existing cash and cash equivalents, and impact of the Affordable Care Act and other legislation, among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Applied Molecular Transport Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$126,480	$159,821
Prepaid expenses	5,379	6,685
Other current assets	1,323	594
Total current assets	133,182	167,100
Property and equipment, net	9,195	6,998
Operating lease ROU assets, net	37,214	38,142
Finance lease ROU assets, net	750	652
Restricted cash	1,025	1,025
Other assets	323	121
Total assets	$181,689	$214,038
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,304	$2,211
Accrued expenses	9,789	8,226
Lease liabilities, operating lease - current	4,139	3,584
Lease liabilities, finance lease - current	267	237
Total current liabilities	18,499	14,258
Lease liabilities, operating lease	34,911	35,785
Lease liabilities, finance lease	190	167
Other liabilities	244	241
Total liabilities	53,844	50,451
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value, 450,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 38,654,163 and 38,619,957 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	410,061	403,228
Accumulated other comprehensive income	—	—
Accumulated deficit	(282,220)	(239,645)
Total stockholders’ equity	127,845	163,587
Total liabilities and stockholders’ equity	$181,689	$214,038

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
Research and development	$31,239	$14,881
General and administrative	11,337	5,599
Total operating expenses	42,576	20,480
Loss from operations	(42,576)	(20,480)
Interest income (expense), net	(3)	40
Other income (expense), net	4	(22)
Net loss	$(42,575)	$(20,462)
Net loss per share, basic and diluted	$(1.10)	$(0.58)
Weighted-average shares of common stock outstanding, basic and diluted	38,641,365	35,217,773
Comprehensive loss:
Net loss	$(42,575)	$(20,462)
Other comprehensive loss:
Unrealized loss on investments	—	(2)
Total comprehensive loss	$(42,575)	$(20,464)

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
As of December 31, 2021	38,619,957	$4	$403,228	$—	$(239,645)	$163,587
Exercise of common stock options	34,206	—	60	—	—	60
Stock-based compensation expense	—	—	6,773	—	—	6,773
Net loss	—	—	—	—	(42,575)	(42,575)
As of March 31, 2022	38,654,163	$4	$410,061	$-	$(282,220)	$127,845

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Stockholders’ Equity (continued)

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

Applied Molecular Transport Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(42,575)	$(20,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,773	1,951
Depreciation and amortization	911	784
Non-cash operating lease expense	2,269	597
Net accretion of discounts on investments	—	(39)
Changes in operating assets and liabilities:
Prepaid expenses	1,306	(1,337)
Other current assets	(71)	(114)
Other assets	(202)	—
Accounts payable	1,492	(1,331)
Accrued expenses	623	(389)
Operating lease liabilities	(1,660)	(608)
Other liabilities	3	—
Net cash used in operating activities	(31,131)	(20,948)
Investing activities
Purchases of property and equipment	(1,517)	(79)
Proceeds from sales and maturities of investments	—	42,000
Net cash provided by (used in) investing activities	(1,517)	41,921
Financing activities
Payments of issuance costs for “at-the-market” offering	(690)	—
Principal payments on finance lease liabilities	(63)	(57)
Proceeds from exercise of common stock options	60	397
Payments of issuance costs for follow-on offering	—	(37)
Net cash provided by (used in) financing activities	(693)	303
Net increase (decrease) in cash, cash equivalents and restricted cash	(33,341)	21,276
Cash, cash equivalents and restricted cash, beginning of period	160,846	5,951
Cash, cash equivalents and restricted cash, end of period	$127,505	$27,227
Supplemental cash flow data:
Cash paid for interest on finance lease liabilities	$7	$9
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$1,541	$54
Issuance costs included in accounts payable and accrued expenses	$129	$622

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Notes to the Condensed Financial Statements

(unaudited)

1. Business and Principal Activities

Description of Business

Applied Molecular Transport Inc. (the Company) is a clinical-stage biopharmaceutical company leveraging its proprietary technology platform to design and develop a pipeline of novel oral and respiratory biologic product candidates to treat autoimmune, inflammatory, metabolic, and other diseases. The Company is building a portfolio of oral and respiratory product candidates based on its technology platform including its most advanced product candidate, AMT-101, a gastrointestinal (GI)-selective oral fusion of interleukin-10 (IL-10) and the Company’s proprietary carrier molecule. The Company is actively enrolling and dosing patients globally across multiple Phase 2 clinical trials of AMT-101 in ulcerative colitis (UC) and other inflammatory indications following the completion of a Phase 1b clinical trial in patients with UC. On April 25, 2022, the Company announced positive Phase 2 top-line results from the Company’s FILLMORE monotherapy trial for AMT-101 in patients with chronic pouchitis. The Company’s second product candidate, AMT-126, is a GI-selective oral fusion of interleukin-22 (IL-22) and the Company’s proprietary carrier molecule currently in development for diseases related to intestinal epithelial (IE) barrier function defects. The Company initiated a Phase 1 clinical trial for AMT-126 which includes a Phase 1a single ascending dose in healthy volunteers to be followed by a Phase 1b multiple ascending dose in patients with an indication associated with intestinal barrier defects. The Company’s proprietary technology platform enables it to design and develop various oral and respiratory biologic therapeutic modalities, such as peptides, proteins, full-length antibodies, antibody fragments, and ribonucleic acid (RNA) therapeutics, with potentially significant advantages over existing marketed and development-stage drugs.

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

Liquidity and Capital Resources

Management believes that its existing cash and cash equivalents as of March 31, 2022 will be sufficient to allow the Company to fund its current operating plan through at least 12 months from the date of issuance of these condensed financial statements.

The Company has incurred significant losses and negative cash flows from operations since its inception. As of March 31, 2022, the Company had an accumulated deficit of $282.2 million and does not expect positive cash flows from operations in the foreseeable future. The Company expects to incur significant and increasing losses until regulatory approval is granted and successful commercialization is achieved for any of its product candidates. Regulatory approval is not guaranteed and may never be obtained. The Company has historically financed its operations primarily through private placements of its convertible preferred stock and sale of common stock upon the completion of the IPO and follow-on equity offering. In addition, on January 27, 2022, the Company entered into a Sales Agreement with SVB Leerink LLC and JMP Securities LLC, as the Company’s sales agents (Agents), pursuant to which the Company may offer and sell from time to time through the Agents up to $150 million in shares of the Company’s common stock through an “at-the-market” program. See Note 7. The Company may seek to raise additional capital through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

Risks and Uncertainties

Since the COVID-19 virus was reported in December 2019 in Wuhan, China, the virus has spread extensively throughout the world, resulting in the World Health Organization characterizing COVID-19 as a pandemic. While significant progress in addressing the pandemic has been made with multiple vaccines and treatment options now available, the emergence of highly transmissible variants of the virus, such as the Delta and Omicron variants, have resulted in periodic surges in infection rates around the world and a cycle of fluctuating public health restrictions designed to mitigate the spread of the virus. The extent to which the COVID-19 pandemic impacts the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted, such as the spread or emergence of new variants, the duration and severity of surges in outbreaks, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. Beginning the week of March 16th, 2020, the majority of the Company’s workforce began working from home. We continue to have a hybrid work environment with a majority of our workforce either working exclusively from home or working from home for part of their work week. The Company’s financial results could be affected by the COVID-19 pandemic in various ways. As a result of the COVID-19 pandemic, the

Company has experienced and could experience disruptions that could severely impact the Company’s business, current and planned critical trials and preclinical studies. For example, the COVID-19 pandemic could result in delays to the Company’s clinical trials and preclinical studies for numerous reasons including difficulties in enrolling patients or healthy volunteers, diversion of healthcare resources away from the conduct of clinical trials, delays in receiving regulatory authorities to initiate clinical trials, and delays in receiving supplies to conduct clinical trials and preclinical studies. For example, there has been an increase in infections from COVID-19 variants which has impacted patient recruitment at certain of our clinical trial sites and could result in increased costs and delays. In addition, as a result of ongoing COVID-19 research and the current global supply chain issues, there is currently limited availability for certain resources required to conduct some of our preclinical studies and clinical trials, which may result in longer lead times, increased costs, and delays in completing preclinical studies and clinical trials. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of the clinical trial and other related business activities. The Company is carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on the Company’s financial condition and results of operations as of March 31, 2022.

In addition, currently there is a conflict involving Russia and Ukraine. The Company’s AMT-101 Phase 2 LOMBARD and MARKET trials currently include clinical trial sites located in Ukraine, Russia, and other Eastern European countries. This has and may continue to impact our ability to conduct certain of our trials in Ukraine, Russia and other Eastern European countries, and may prevent us from obtaining data on patients already enrolled at sites in these countries. This could negatively impact the completion of our clinical trials and/or analyses of clinical results or result in increased costs, all of which could materially harm our business.

2. Summary of Significant Accounting Policies

Condensed Financial Statements (Unaudited)

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2021, was derived from the Company’s audited financial statements. The results of operations during the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K, originally filed with the SEC on February 24, 2022, as amended by Form 10-K/A (Amendment No. 1) filed on March 25, 2022.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. Assets and liabilities reported in the Company’s condensed balance sheets and expenses and income reported are affected by estimates and assumptions, which are used for, but are not limited to, estimating research and development expenses and determining the fair value of assets and liabilities, including common stock valuation, income tax uncertainties, and measurement of stock-based compensation expense. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic. Actual results could differ from such estimates or assumptions.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and investments. From time to time, the Company invests in U.S. Treasury securities. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents, and investments to the extent recorded in the condensed balance sheets. The Company has not experienced any losses on its deposits of cash, cash equivalents, and investments. The Company is subject to a number of risks similar to other early-stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future preclinical studies or clinical trials, its reliance on third parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s product candidates, protection of its proprietary technology, and the need to secure and maintain adequate manufacturing arrangements with third parties or develop internal manufacturing capabilities. The Company’s product candidates will require approval from the U.S. Food and Drug Administration (FDA) and/or comparable foreign regulatory agencies prior to commercialization in their respective jurisdictions. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability.

Operating Segment

The Company operates and manages its business as one reportable and operating segment, which is the business of designing and developing a pipeline of novel oral and respiratory biologic product candidates to treat autoimmune, inflammatory, metabolic, and other diseases. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating and evaluating financial performance.

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

Restricted Cash

The Company has cash in collateral accounts related to two letters of credit issued on behalf of the Company for security deposits. As of March 31, 2022, the collateralized cash in connection with the letters of credit was classified as restricted cash on the condensed balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed statements of cash flows (in thousands):

	March 31,	March 31,
	2022	2021
Cash and cash equivalents	$126,480	$26,202
Restricted cash	1,025	1,025
Total cash, cash equivalents and restricted cash	$127,505	$27,227

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

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss is recognized when the remaining book value of an asset is not recoverable. There was no impairment on long-lived assets during the three months ended March 31, 2022 and 2021, respectively.

Leases

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

At the inception of an arrangement, the Company determines if an arrangement is, or contains, a lease based on the facts and circumstances present in that arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For arrangements that contain a lease, the Company (i) identifies lease and non-lease components, (ii) determines the consideration in the contract, (iii) determines whether the lease is an operating or finance lease; and (iv) recognizes lease ROU assets and liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. Accordingly, the Company uses the incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. Building improvements continue to be capitalized as leasehold improvements and are included in property and equipment, net in the condensed balance sheets.

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

Stock-Based Compensation Expense

The Company maintains both an equity incentive plan and an employee stock purchase plan (ESPP) as long-term incentives for its employees, consultants and directors. The equity incentive plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock grants and restricted stock units. The ESPP has an offering period of two years comprised of four purchase periods. The ESPP allows employees to purchase shares of the Company’s common stock each purchase period based on a percentage of their compensation subject to certain limits. As of March 31, 2022, no stock appreciation rights or performance-based awards were issued.

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

As of March 31, 2022 and December 31, 2021, fair value measurements consisted mainly of cash equivalents. The carrying amounts of these instruments approximated their fair value. Certain of the Company’s financial instruments are recorded at amounts that approximate their fair value, rather than at fair value on a recurring basis, due to their liquid or short-term nature, such as cash, restricted cash, prepaid expenses, other current assets, accounts payable and accrued expenses.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the period. Other comprehensive income (loss) represents unrealized gains on investments and amounts recognized for net realized gain included in net loss.

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

3. Fair Value Measurements

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

The Company did not recognize an allowance for credit losses as of March 31, 2022. There were no transfers between Levels 1, 2, or 3 during the three months ended March 31, 2022.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		March 31, 2022
	Fair Value		Gross	Gross
	Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds invested in U.S. government obligations(1)	Level 1	$125,638	$—	$—	$125,638
Total		$125,638	$—	$—	$125,638
(1)	Included in cash and cash equivalents on the condensed balance sheets

		December 31, 2021
	Fair Value		Gross	Gross
	Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds invested in U.S. government obligations(1)	Level 1	$159,010	$—	$—	$159,010
Total		$159,010	$—	$—	$159,010
(1)	Included in cash and cash equivalents on the condensed balance sheets

4. Balance Sheet Components

Prepaid Expenses

Prepaid clinical expenses were $4.3 million and $5.2 million as of March 31, 2022 and December 31, 2021, respectively. Other prepaid expenses as of March 31, 2022 and December 31, 2021 included prepaid amounts for insurance and other services.

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Laboratory and manufacturing equipment	$10,754	$9,375
Leasehold improvements	2,607	2,607
Construction in progress	2,549	870
Computer and office equipment	293	293
Total property and equipment, gross	16,203	13,145
Accumulated depreciation	(7,008)	(6,147)
Total property and equipment, net	$9,195	$6,998

Depreciation was $0.9 million and $0.7 million during the three months ended March 31, 2022 and 2021, respectively.

There were insignificant disposals during the three months ended March 31, 2022 and 2021, respectively.

Right-of-Use Assets, Net

Right-of-use assets, net consisted of the following as of March 31, 2022 (in thousands):

	Operating Leases	Finance Leases	Total
Right-of-use assets	$41,603	$1,107	$42,710
Accumulated amortization	(4,389)	(357)	(4,746)
Right-of-use assets, net	$37,214	$750	$37,964

Lease expense from operating lease right-of-use assets during the three months ended March 31, 2022 and 2021 was $2.3 million and $0.6 million, respectively. Amortization expense from finance lease right-of-use assets during the three months ended March 31, 2022 and 2021 was $0.1 million and insignificant, respectively.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Research and development expenses	$5,265	$2,917
Compensation expenses	1,628	3,636
Professional services	1,530	881
Property and equipment	940	215
Other	426	577
Total accrued expenses	$9,789	$8,226

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

During 2021, the Company entered into a finance lease agreement for certain laboratory and manufacturing equipment. The lease commenced in March 2022.

The following table summarizes total lease expense during the three months ended March 31, 2022 (in thousands):

	Condensed Statements of Operations and Comprehensive Loss Classification	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating lease expense	Operating expenses	$2,269	$597
Finance lease expense:
Amortization of right-of-use assets	Operating expenses	50	48
Interest on lease liabilities	Interest income, net	7	9
Variable lease expense	Operating expenses	561	204
Short-term lease expense	Operating expenses	62	8
Total lease expense		$2,949	$866

The following table summarizes supplemental cash flow information during the three months ended March 31, 2022 (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,660	$608
Operating cash flows from finance leases	7	9
Financing cash flows from finance leases	63	57
Right-of-use asset obtained in exchange for new operating lease liability	454	—
Right-of-use asset obtained in exchange for new finance lease liability	148	—

The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of March 31, 2022 (in thousands):

	Operating Leases	Finance Leases	Total
2022 (remaining nine months)	$5,502	$205	$5,707
2023	8,503	216	8,719
2024	7,738	45	7,783
2025	6,550	8	6,558
2026	6,727	—	6,727
Thereafter	19,314	—	19,314
Total undiscounted lease liabilities	54,334	474	54,808
Less: Interest	(15,284)	(17)	(15,301)
Total discounted lease liabilities	39,050	457	39,507
Less: Lease liabilities, current	(4,139)	(267)	(4,406)
Lease liabilities, non-current	$34,911	$190	$35,101

The following table summarizes lease terms and discount rates as of March 31, 2022:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	6.72	1.75
Weighted-average discount rate	10.09%	7.32%

6. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of March 31, 2022 and December 31, 2021, and no material legal proceedings are currently pending or threatened.

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

7. Common Stock

As of March 31, 2022 and December 31, 2021, the Company was authorized to issue 450,000,000 shares of $0.0001 par value common stock. Common stockholders are entitled to dividends if and when declared by the Board of Directors of the Company (Board of Directors). The holder of each share of common stock is entitled to one vote. As of March 31, 2022, no dividends were declared.

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	March 31,	December 31,
	2022	2021
Stock options, issued and outstanding	6,527,444	4,442,864
Unvested restricted stock units	1,075,829	717,440
Stock options and restricted stock units, authorized for future issuance	3,330,092	2,876,270
ESPP, available for future grants	1,023,161	636,962
Total	11,956,526	8,673,536

On January 27, 2022, the Company entered into a Sales Agreement with SVB Leerink LLC and JMP Securities LLC, as the Company’s sales agents (the “Agents”), pursuant to which the Company may offer and sell from time to time through the Agents up to $150 million in shares (the “Shares”) of the Company’s common stock through an “at-the-market” program.

The Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-263501) and the final prospectus supplement, which was filed on March 11, 2022.

8. Stock-Based Compensation Expense

2020 Equity Incentive Plan

The Company’s 2020 Equity Incentive Plan (the “2020 Plan”) provides for the granting of incentive stock options (ISO), non-statutory stock options (NSO), restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to employees, directors, and consultants. The Company initially reserved for issuance shares of common stock pursuant to the 2020 Plan. The shares authorized for the 2020 Plan increase annually by the lesser of (i) 3,140,062 shares, (ii) 5% of the shares of the Company’s common stock outstanding on the last day of its immediately preceding fiscal year, or (iii) such other amount as determined by the Company’s Board of Directors. Accordingly, effective January 1, 2022 and 2021, the number of shares in the 2020 Plan increased by 1,930,997 and 1,756,068 shares, respectively, each representing 5% of the prior year end’s common stock outstanding. As of March 31, 2022, 3,330,092 shares of common stock remained available for future issuance under the 2020 Plan.

Since the date of incorporation and through March 31, 2022, the Company issued stock options and restricted stock units (“RSUs”) to its employees and consultants. In most instances, the options vest over a four year period, subject to continuing service and the restricted stock units vest over a two year period.

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

The Company’s previous 2015 Equity Incentive Plan (the “2015 Plan”) and 2016 Equity Incentive Plan (the “2016 Plan”) were terminated in accordance with the Company’s IPO in June 2020. Shares subject to awards granted under the 2015 Plan and the 2016 Plan were added to the available shares in the 2020 Plan. Shares subject to awards granted under the 2015 Plan and 2016 Plan that are repurchased by, or forfeited to, the Company will also be reserved for issuance under the 2020 Plan.

2022 Inducement Equity Incentive Plan

The Company’s 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”) adopted in March 2022 reserved 1,000,000 shares of the Company’s common stock pursuant to equity awards granted under the 2022 Inducement Plan. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance stock units, and its terms are substantially similar to the Company’s 2020 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception. As of March 31, 2022, 1,000,000 shares of common stock remained available for future issuance under the 2022 Inducement Plan.

In accordance with the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by the Nasdaq Listing Rules, in connection with a merger or acquisition.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development	$3,436	$1,100
General and administrative	3,337	851
Total stock-based compensation expense	$6,773	$1,951

Stock Options

The following summarizes stock option activity (in thousands, except share, per share, and year amounts):

	Stock Options Outstanding and Exercisable
	Total Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	4,442,864	$24.63	8.38	$22,850
Granted	2,183,753	8.40
Exercised	(34,206)	1.77
Cancelled	(64,967)	35.21
Outstanding as of March 31, 2022	6,527,444	$19.22	8.75	$8,267
Exercisable as of March 31, 2022	1,814,146	$14.65	7.67	$5,165

Weighted-average grant-date fair value of the options granted during the three months ended March 31, 2022 and 2021 was $5.95 per share and $34.92 per share, respectively. The intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $0.2 million and $4.7 million, respectively.

As of March 31, 2022, the total unrecognized stock-based compensation expense related to stock options was $56.3 million, which is expected to be recognized over a weighted-average period of approximately 2.96 years.

Restricted Stock Units

The following summarizes restricted stock unit activity:

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	717,440	$14.54
Granted	369,529	8.26
Vested	—	—
Cancelled	(11,140)	14.26
Outstanding as of March 31, 2022	1,075,829	$12.39

As of March 31, 2022, the total unrecognized stock-based compensation expense related to unvested restricted stock units and awards was $10.1 million, which is expected to be recognized over a weighted-average period of approximately 2.39 years.

2020 Employee Stock Purchase Plan

Under the Company’s 2020 Employee Stock Purchase Plan (the “2020 ESPP”), employees can purchase shares of the Company’s common stock each purchase period based on a percentage of their compensation, subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of the Company’s common stock on the enrollment date or the purchase date. The 2020 ESPP offers a six-month look-back feature as well as an automatic rollover feature that provides for the offering period to be reset to a new lower-priced offering price if the market price of the stock at the purchase date is lower than the stock price at the initial enrollment date. In that case, the offering period is immediately cancelled after that purchase date, and a new two-year offering period is established using the then-current stock price as the base purchase price.

The shares authorized for the 2020 ESPP increase annually by the lesser of (i) 628,012 shares, (ii) 1% of the Company’s common stock shares outstanding on the last day of its immediately preceding fiscal year, or (iii) such other amount as determined by the Company’s Board of Directors. Accordingly, effective January 1, 2022 and 2021, the number of shares in the 2020 ESPP increased by 386,199 and 351,214 shares, respectively, each representing 1% of the prior year end’s common stock outstanding. As of March 31, 2022, 1,023,161 shares of common stock remained available for future issuance under the 2020 ESPP.

The Company began recording stock-based compensation expense for its ESPP on January 1, 2021. During the three months ended March 31, 2022 and 2021, the Company recorded $0.1 million and $0.1 million, respectively, of stock-based compensation expense related to the ESPP.

9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net loss	$(42,575)	$(20,462)
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share	38,641,365	35,217,773
Net loss per share, basic and diluted	$(1.10)	$(0.58)

The Company’s basic net loss per share was the same as its diluted net loss per share for all the periods presented as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,
	2022	2021
Total stock options outstanding	6,527,444	4,341,535
Unvested restricted stock units	1,075,829	—

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

Overview

We are a clinical-stage biopharmaceutical company leveraging our proprietary technology platform to design and develop a pipeline of novel oral and respiratory biologic product candidates to treat autoimmune, inflammatory, metabolic, and other diseases. Our proprietary technology platform allows us to exploit existing natural cellular trafficking pathways to facilitate the active transport of diverse therapeutic payloads across epithelial barriers, such as the intestinal epithelium (IE) and the respiratory epithelium (RE). Active transport is an efficient mechanism that uses the cell’s own machinery to transport materials across epithelial barriers. We are developing oral and respiratory biologic product candidates in patient-friendly dosage forms that are designed for either targeting local GI tissue or entering systemic circulation to precisely address the relevant pathophysiology of disease. We are building a portfolio of oral product candidates based on our technology platform including our most advanced product candidate, AMT-101, a gastrointestinal (GI)-selective oral fusion of interleukin-10 (IL-10) and our proprietary carrier molecule. We are actively enrolling and dosing patients globally across multiple Phase 2 clinical trials of AMT-101 in ulcerative colitis (UC) and other inflammatory indications following the completion of a Phase 1b clinical trial in patients with UC. On April 25, 2022, we announced positive Phase 2 top-line results from the Company’s FILLMORE monotherapy trial for AMT-101 in patients with chronic pouchitis. We plan to share these data with FDA and other regulatory agencies to advance AMT-101 development in chronic pouchitis. Our second product candidate, AMT-126, is a GI-selective oral fusion of interleukin-22 (IL-22) and our proprietary carrier molecule currently in development for diseases related to intestinal epithelial (IE) barrier function defects driven by activation of the innate immune system. The Company initiated a Phase 1 clinical trial for AMT-126 which includes a Phase 1a single ascending dose in healthy volunteers to be followed by a Phase 1b multiple ascending dose in patients with an indication associated with intestinal barrier defects. Our technology platform enables us to design and develop various oral and respiratory biologic therapeutic modalities, such as peptides, proteins, full-length antibodies, antibody fragments, and RNA therapeutics, with potentially significant advantages over existing marketed and development-stage drugs.

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

Manufacturing of protein therapeutics is a complex process and represents a critical path to creating biologic therapeutics and a key component of our long-term success. We have spent significant resources to date on developing our current manufacturing processes and know-how to produce sufficient supply and optimize functionality. We now manufacture clinical supply at a new facility located in South San Francisco. While we have successfully manufactured clinical supply at our internal facility, we may need to scale our manufacturing operations to manufacture sufficient quantity needed to advance any of our product candidates in preclinical studies and clinical trials. Accordingly, we will be required to make significant investments to expand our manufacturing facilities in the future, and our efforts to scale our internal manufacturing capabilities are subject to risks.

In addition, even after the completion of our in-house manufacturing facility, we expect to continue to rely on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates obtain marketing approval. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our product candidates, as well as for our commercial products if marketing approval is obtained. We believe that this strategy allows us to maintain more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our product candidates.

Since the date of our incorporation, we have incurred significant losses and negative cash flows from operations. During the three months ended March 31, 2022 and 2021, we incurred a net loss of $42.6 million and $20.5 million, respectively, and used $31.1 million of cash in operations during the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $282.2 million and do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operations through at least the next 12 months from the date of issuance of these financial statements. We have based this projection on assumptions that may be inaccurate and as a result, we may utilize our capital resources sooner than we expect.

COVID-19

Our financial results could be affected by the COVID-19 pandemic in various ways. As a result of the COVID-19 pandemic, we have experienced and could experience disruptions that could severely impact our business, current and planned critical trials and preclinical studies. For example, the COVID-19 pandemic could result in delays to our clinical trials and preclinical studies for numerous reasons including difficulties in enrolling patients or healthy volunteers, diversion of healthcare resources away from the conduct of clinical trials, delays in receiving regulatory authorities to initiate clinical trials, and delays in receiving supplies to conduct clinical trials and preclinical studies. For example, there has been an increase in infections from COVID-19 variants which has impacted patient recruitment at certain of our clinical trial sites and could result in increased costs and delays. In addition, as a result of ongoing COVID-19 research and the current global supply chain issues, there is currently limited availability for certain resources required to conduct some of our preclinical studies and clinical trials, which may result in longer lead times, increased costs, and delays in completing preclinical studies and clinical trials. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of the clinical trial and other related business activities.

We are carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on our financial condition, including our cash flows and results of operations. We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 pandemic. However, the extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the spread or emergence of new variants, the duration and severity of surges in outbreaks, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-K, the related financial impact cannot be reasonably estimated at this time, although the impacts are expected to continue and may significantly affect our business. Accordingly, management is carefully monitoring the impact of COVID-19 pandemic on its business. As of March 31, 2022, we were not aware of any significant contingencies and no estimates were recorded on our condensed financial statements related to COVID-19.

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

In addition, we have incurred minimal expenses in connection with our second product candidate, AMT-126, including expenses for internal animal studies and preclinical studies performed at CROs. We expect that significant additional spending will be required as we progress AMT-126 through clinical trials. We have also incurred minimal expenses to expand our development pipeline and for general discovery research. We expect spending for these early-stage research and development activities to increase for the foreseeable future. We deploy our personnel, equipment, and facility resources across all our research and development activities.

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

Interest Income (expense), Net and Other Income (expense), Net

Interest income (expense), net and other income (expense), net primarily consists of interest income earned on our cash, cash equivalents, investments, realized gain and loss on investments, interest expense from finance lease liabilities, and net losses on foreign currency transactions related to third-party contracts with foreign-based vendors.

Results of Operations

Comparisons of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	Change
(in thousands)
Operating expenses:
Research and development	$31,239	$14,881	$16,358
General and administrative	11,337	5,599	5,738
Total operating expenses	42,576	20,480	22,096
Loss from operations	(42,576)	(20,480)	(22,096)
Interest income (expense), net	(3)	40	(43)
Other income (expense), net	4	(22)	26
Net loss	$(42,575)	$(20,462)	$(22,113)

Research and Development Expenses

Research and development expenses were $31.2 million during the three months ended March 31, 2022, compared to $14.9 million during the three months ended March 31, 2021. The overall increase in research and development expenses was primarily related to an increase in expenses associated with clinical trials, compensation, facilities related expenses, materials and other research and development. In particular, clinical expense increased primarily due to progressing our most advanced product candidate, AMT-101, through the completion of Phase 1 preclinical studies and ongoing Phase 2 clinical trials, and initiation of Phase 1 and preclinical studies for our second product candidate, AMT-126. The following table sets forth the primary external and internal research and development expenses for the periods presented below (in thousands):

	Three Months Ended March 31,
	2022	2021	Change

External expenses:
Clinical trials	$8,447	$3,130	$5,317
Materials	3,935	1,456	2,479
Preclinical studies	1,398	909	489
Contract manufacturing	457	859	(402)
Other research and development	1,708	349	1,359
Internal expenses:
Personnel	10,359	5,913	4,446
Equipment, depreciation, and facilities	4,935	2,265	2,670
Total research and development expenses	$31,239	$14,881	$16,358

General and Administrative Expenses

General and administrative expenses were $11.3 million during the three months ended March 31, 2022, compared to $5.6 million during the three months ended March 31, 2021. The overall increase in general and administrative expenses was primarily related to an increase of $2.9 million in personnel and administrative costs due to an increase in headcount, an increase of $2.3 million in professional service fees and an increase of $0.5 million in facilities related expenses.

Interest Income (expense), Net

Interest income (expense), net was insignificant during each of the three months ended March 31, 2022 and 2021.

Other Income (expense), Net

Other income (expense), net was insignificant during each of the three months ended March 31, 2022 and 2021.

Liquidity and Capital Resources

We believe that our existing cash and cash equivalents as of March 31, 2022 will be sufficient to fund our current operating plan through at least the next 12 months.

As of March 31, 2022, we had an accumulated deficit of $282.2 million. As of March 31, 2022, we had cash and cash equivalents of $126.5 million. Since the date of our incorporation, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. Our operations have been financed primarily by net proceeds from sales of our convertible preferred stock and common stock through our IPO and follow-on equity offering. In addition, on January 27, 2022, the Company entered into a Sales Agreement with SVB Leerink LLC and JMP Securities LLC, as the Company’s sales agents (Agents), pursuant to which the Company may offer and sell from time to time through the Agents up to $150 million in shares of the Company’s common stock through an “at-the-market” program.

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

▪	our need and ability to retain key management and hire scientific, technical, business, and medical personnel;
▪	the effect of competing drugs and product candidates and other market developments;
▪	the timing, receipt, and amount of sales from our potential products;
▪	our need to implement additional internal systems and infrastructure, including financial and reporting systems;

▪	the economic and other terms, timing of and success of any collaboration, licensing or other arrangements which we may enter in the future;
▪	the potential effects of inflation on our business operations; and
▪	the potential effects of the COVID-19 pandemic on our business operations.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others the rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and the conflict between Russia and Ukraine.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(31,131)	$(20,948)
Net cash provided by (used in) investing activities	(1,517)	41,921
Net cash provided by (used in) financing activities	(693)	303
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(33,341)	$21,276

Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2022 was $31.1 million, which consisted of a net loss of $42.6 million partially offset by a net increase of $1.5 million in our net operating assets and liabilities and $10.0 million in non-cash charges. The net increase in our operating assets and liabilities was primarily due to increases of $2.1 million in accounts payable and accrued expenses and $1.3 million in prepaid expenses. These increases were partially offset by decreases of $1.7 million in operating lease liabilities and $0.2 million in other assets. The non-cash charges primarily consisted of stock-based compensation expense of $6.8 million, non-cash operating lease expense of $2.3 million and depreciation and amortization expenses of $0.9 million.

Net cash used in operating activities during the quarter ended March 31, 2021 was $20.9 million, which consisted of a net loss of $20.5 million and net decrease of $3.7 million in our net operating assets and liabilities, partially offset by $3.3 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to decreases of $1.7 million in accounts payable and accrued expenses, a decrease of $1.3 million in prepaid expenses, a decrease of $0.6 million in operating lease liabilities and a decrease of $0.1 million in other current assets. The non-cash charges primarily consisted of stock-based compensation expense of $2.0 million, depreciation and amortization expenses of $0.7 million and non-cash operating lease expense of $0.6 million.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities during the three months ended March 31, 2022 was $1.5 million, consisting of purchases of property and equipment.

Cash provided by investing activities during the quarter ended March 31, 2021 was $41.9 million, consisting primarily of sales and maturities of investments of $42.0 million, partially offset by purchases of property and equipment of $0.1 million.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities during the three months ended March 31, 2022 was $0.7 million, consisting primarily of payments of issuance costs for “at-the-market” offering of $0.7 million and proceeds received from stock option exercises of $0.1 million, partially offset by principal payments for finance lease liabilities of $0.1 million.

Cash provided by financing activities during the quarter ended March 31, 2021 was $0.3 million, consisting primarily of net proceeds received from the stock option exercises of $0.4 million, partially offset by principal payments for finance lease liabilities of $0.1 million.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed pursuant to Rule 424(b)(4) under the Securities Act filed with the SEC on March 24, 2022 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the quarter ended March 31, 2022, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed on March 24, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our 2021 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in shares of our common stock risky include, among others:

•	We are early in our development efforts, have a limited operating history, and no products approved for commercial sale;
•	We have incurred significant net losses in each period since inception, and we expect to continue to incur net losses for the foreseeable future;
•	We will need to obtain substantial additional capital to finance our operations;
•	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
•	We may not be successful in our efforts to use and expand our technology platform to build a pipeline of oral and respiratory biologic product candidates;
•	COVID-19 or other future pandemics could adversely impact our business, including our ongoing and planned clinical trials and preclinical studies;
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
•

We have conducted, and continue to conduct, clinical trials for AMT-101 and AMT-126 outside of the United States, and geo-political events such as the conflict between Russia and Ukraine has and may continue to delay the completion of certain of our clinical trials and increase costs associated with such clinical trials;

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

We have incurred net losses in each reporting period since our inception, including net losses of $42.6 million and $20.5 million during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $282.2 million.

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

We expect to continue to incur significant expenses and increasingly higher operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

▪	continue our research and discovery activities;
▪	continue the development of our proprietary technology platform;
▪	progress our current and any future product candidates through preclinical and clinical development;
▪	initiate and conduct additional preclinical, clinical, or other studies for our product candidates;
▪	work with our CDMOs to manufacture our product candidates for our clinical trials;
▪	continue to establish, operate and ramp-up our manufacturing operations following relocation to our new facility located in South San Francisco;
▪	change or add additional contract manufacturers or suppliers;
▪	seek regulatory approvals and marketing authorizations for our product candidates;
▪	establish sales, marketing, and distribution infrastructure to commercialize any products for which we obtain approval;
▪	take steps to seek protection of our intellectual property and defend our intellectual property against challenges from third parties;
▪	obtain, expand, maintain, protect, and enforce our intellectual property portfolio;
▪	pursue any licensing or collaboration opportunities;
▪	attract, hire, and retain qualified personnel including clinical, scientific, management, and administrative personnel;

▪	provide additional internal infrastructure to support our continued research and development operations and any planned commercialization efforts in the future;
▪	experience increased expenses as a result of increasing inflation;
▪	experience any delays or encounter other issues related to our operations including as a result of the Russia/Ukraine conflict;
▪	implement operations, financial, and management information systems;
▪	meet the requirements and demands of being a public company; and
▪	defend against any product liability claims or other lawsuits related to our products or operations.

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

As of March 31, 2022, we had cash and cash equivalents of $126.5 million. In April 2021, we also issued common stock in a follow-on public offering which resulted in net proceeds of $112.8 million after deducting the underwriting discounts and commissions and offering expenses. On March 11, 2022, we filed a final shelf registration statement on Form S-3 which allows us to undertake various offerings. In addition, on January 27, 2022, the Company entered into a Sales Agreement with the Agents pursuant to which the Company may offer and sell from time to time through the Agents up to $150 million in shares of the Company’s common stock through an “at-the-market” program. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operations at least 12 months after the date of issuance of the condensed financial statements. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may prove inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

We will require additional capital for the further development and, if approved, commercialization of our product candidates. Our future funding requirements will depend on many factors, including but not limited to:

▪	the initiation, scope, rate of progress, results and cost of our preclinical studies, clinical trials, and other related activities for our product candidates;
▪

the costs associated with manufacturing our products, including expanding our own manufacturing facilities and establishing commercial supplies and sales, marketing, and distribution capabilities which could be impacted by increasing inflation;

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

We may not be successful in our efforts to use and expand our proprietary technology platform to build a pipeline of biologic product candidates.

A key element of our strategy is to leverage our technology platform to expand our pipeline of biologic product candidates and in order to do so, we must continue to invest in our platform and development capabilities. Although our research and development efforts to date have resulted in a pipeline of oral and respiratory product candidates, these product candidates may not be safe and effective. In addition, although we expect that our platform will allow us to develop a diverse pipeline of product candidates across multiple therapeutic areas and modalities, we may not prove to be successful at doing so. Furthermore, we may also find that the uses of our platform are limited because alternative uses of our biologic therapeutics prove not to be safe or effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval or achieve market acceptance. Even after approval, if we cannot successfully develop or commercialize our products, or if serious adverse events are discovered after commercialization, we will not be able to generate any product revenue, which would adversely affect business.

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

We currently rely and expect to continue to rely on third parties, such as contract research organizations (CROs), contract development and manufacturing organizations (CDMOs), medical institutions, academic institutions, and clinical investigators to conduct some aspects of our research and preclinical studies and our clinical trials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations for any reason including the COVID-19 pandemic or the Russia/Ukraine conflict. For example, as a result of ongoing COVID-19 research and the current global supply chain issues, there is currently limited availability for certain resources required to conduct some of our preclinical studies and clinical trials, which has resulted in and may continue to result in longer lead times, increased costs, and delays in completing preclinical studies and clinical trials. If we need to enter into alternative arrangements or are unable to find suitable alternative arrangements, it would delay our product development activities.

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

If third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may be unable to complete, or may be delayed in completing, our preclinical studies or our clinical trials, and we will not be able to obtain, or may be delayed in obtaining, marketing approvals for any product candidates we may develop and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines. For example, completion of our Phase 2 MARKET combination trial of oral AMT-101 with anti-TNFα in moderate-to-severe ulcerative colitis patients has been delayed to the first half of 2022 because we increased total enrollment from 30 patients to between 40 and 50 patients due to an imbalance in the trial’s planned 1:1 randomization. The trial has been and continues to be blinded. In addition, the ongoing conflict between Russia and Ukraine has and may continue to impact our CROs, CDMOs and clinical investigators’ ability to conduct our LOMBARD and MARKET trials in Ukraine, Russia and other Eastern European countries, and may prevent us from obtaining data on patients already enrolled at sites in these countries. This could negatively impact the completion of our clinical trials and/or analyses of clinical results, which could materially harm our business.

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

Manufacturing of biologic therapeutics is a complex process and represents a critical path to creating biologic product candidates and a key component of our long-term success. We have spent significant resources and plan to continue to spend significant resources to develop our current manufacturing capabilities, processes and know-how to produce sufficient supply of our product candidates. While we previously qualified a manufacturing facility located in South San Francisco, we have now relocated the manufacturing equipment to a new facility in our new corporate headquarters in South San Francisco. Qualifying our new manufacturing facility is time intensive and costly and we may experience difficulties associated with the transition, including as a result of the COVID-19 pandemic. Although we have successfully manufactured certain preclinical and clinical supply at our previously qualified manufacturing facility, we will need to do so at our new location and may encounter difficulties.

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

Since the COVID-19 virus was reported in December 2019 in Wuhan, China, the virus has spread extensively throughout the world, resulting in the World Health Organization characterizing COVID-19 as a pandemic. While significant progress in addressing the pandemic has been made with multiple vaccines and treatment options now available, the emergence of highly transmissible variants of the virus, such as the Delta and Omicron variants, have resulted in periodic surges in infection rates around the world and a cycle of fluctuating public health restrictions designed to mitigate the spread of the virus. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the spread or emergence of new variants, the duration and severity of surges in outbreaks, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. As a result of the COVID-19 pandemic, we have experienced and could experience future disruptions that could severely impact our business, current and planned clinical trials and preclinical studies, including:

▪

delays or difficulties in enrolling and retaining participants, particularly subjects who are at a higher risk of severe illness or death from COVID-19, in our Phase 2 clinical trials with AMT-101, Phase 1 clinical trials with AMT-126 and our other future clinical trials or those conducted by third parties which could result in increased costs and clinical trial delays and adjustments. For example, there has been an increase in infections from COVID-19 variants which has impacted patient recruitment at certain of our clinical trial sites and could result in increased costs and delays;

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

As of December 31, 2021, we had federal and California net operating loss (NOLs) carryforwards of approximately $252.1 million. The federal NOLs carryforwards arising in the tax year ending December 31, 2017 and earlier tax years will begin to expire in 2036, if not utilized. Realization of these NOLs depends on future income, and there is a risk that our existing NOLs could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.

Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOLs carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our private placements, our IPO in June 2020, and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control.

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

Our oral and respiratory biologic product candidates’ use of active transport to translocate through the IE and RE barriers is a novel therapeutic approach. Our active transport approach differs from current biologics and peptides and is unproven. We are at the early stages of development of our product candidates. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

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

▪	difficulty collaborating with patient groups and investigators;
▪	failure by our CROs, other third parties, or us to adhere to clinical trial requirements;
▪	failure to perform in accordance with the FDA’s or any other regulatory authority’s cGCP requirements, or applicable EMA or other regulatory guidelines in other countries;
▪	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
▪	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
▪	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

▪	the cost of clinical trials of our product candidates being greater than we anticipate;
▪	health epidemics such as the COVID-19 pandemic;
▪	geopolitical events such as the war in Ukraine;
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
▪

health epidemics such as the COVID-19 pandemic. For example, there has been an increase in infections from COVID-19 variants which has impacted patient recruitment at certain of our clinical trial sites and could result in increased costs and delays;

▪	the risk that patients enrolled in clinical trials will not complete such trials, for any reason; and
▪	geopolitical events such as the conflict between Russia/Ukraine.

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

In particular, with respect to our most advanced product candidates, AMT-101 and AMT-126, we compete against companies that produce injectable biologic therapeutics such as AbbVie Inc., Amgen Inc., Eli Lilly and Co., Janssen Pharmaceuticals, Inc., Merck Sharp & Dohme Corp., Roche Holding Ltd., and Takeda Pharmaceutical Company Ltd., as well as companies that produce oral products such as Abivax SA, Bristol-Myers Squibb Co., Galapagos NV, Gilead Sciences, Inc., Gossamer Bio, Inc., Landos Biopharma, Inc., Morphic Holding, Inc., Pfizer Inc., Prometheus Biosciences, Inc., Protagonist Therapeutics, Inc., and Theravance Biopharma, Inc.

We are not aware of any other company or organization that has developed an FDA-approved oral and respiratory biologic, other than peptides. However, we are aware of other companies developing oral and respiratory biologic product candidates using their own technology platform.

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

The FDA, EMA and comparable foreign regulatory authorities have limited experience with our technology platform and we are not aware of any similar technology platform which has been approved by the FDA, EMA or comparable foreign regulatory authorities, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. For example, since the scientific evidence to support the feasibility of developing our product candidates and discovery programs is both preliminary and limited, the FDA may require us to provide additional data to support our regulatory applications. Moreover, advancing our novel oral and respiratory biologic product candidates creates other significant challenges for us, including educating medical personnel regarding a novel technology platform and its potential efficacy and safety benefits.

Further, the ability of the FDA or other regulatory agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, government shutdowns including as a result of the COVID-19 pandemic, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In response to the COVID-19 public health emergency, the FDA postponed most inspections of foreign manufacturing facilities and routine surveillance inspections of domestic manufacturing facilities in 2020. In May 2021, the FDA issued an updated guidance on manufacturing, supply chain, and drug and biological product inspections, indicating that it intends to continue using other tools and approaches where possible for pre-approval inspections, and that it will continue to conduct “mission-critical” inspections on a case-by-case basis, or, where possible to do so safely, resume prioritized domestic inspections, such as pre-approval and surveillance inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. FDA resumed standard operations for domestic surveillance inspections in July 2021 but on December 29, 2021, FDA announced that due to the spread of the Omicron variant, it would revert back to conducting only mission critical foreign and domestic onsite inspections and would temporarily postpone certain other inspectional activities. The FDA resumed U.S. domestic inspections in February 2022 after the Omicron surge subsided. The agency announced that it would proceed with previously planned foreign surveillance inspections that have received country clearance and are within the CDC’s Level 1 or Level 2 COVID-19 travel recommendation; otherwise, the inspection would be rescheduled. FDA has stated that its goal was to return to a regular cadence for foreign surveillance inspections in April 2022, but the agency has not provided any recent updates. These actions in response to the Omicron variant are likely to affect some FDA approval decisions and the agency’s attempt to clear its inspections backlog. Furthermore, there is a risk that new COVID-19 variants could emerge that could continue to impact the operations of FDA, EMA, or comparable foreign regulatory authorities, which could negatively impact our regulatory development programs including the timing to complete ongoing clinical trials or our ability to start new clinical trials.

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

Adverse events or other undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA, or other comparable foreign regulatory authorities. AMT-101 is a GI-selective oral fusion of IL-10, and previous clinical trials conducted by others in the field with systemic IL-10 showed significant toxicities that prevented further development. AMT-126 is a GI-selective oral fusion of IL-22, and in current trials conducted by others in the field with systemic IL-22, toxicities and adverse events have been observed.

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

Conducting trials outside the United States also exposes us to additional risks, including risks associated with:

▪	additional foreign regulatory requirements;
▪	foreign exchange fluctuations;
▪	increased supply chain complexity, including compliance with foreign manufacturing, customs, shipment and storage requirements and regulations;
▪	regional differences in medical practice and clinical research;
▪	diminished protection of intellectual property in some countries; and
▪	interruptions or delays in our trials resulting from geo-political events such as war or terrorism including the conflict between Russia and Ukraine.

For example, currently there is a conflict involving Russia and Ukraine. Our AMT-101 Phase 2 LOMBARD and MARKET trials currently include clinical trial sites located in Ukraine, Russia, and other Eastern European countries. This has and may continue to impact our ability to conduct certain of our trials in Ukraine, Russia and other Eastern European countries, and may prevent us from obtaining data on patients already enrolled at sites in these countries. This could negatively impact the completion of our clinical trials and/or analyses of clinical results or result in increased costs, all of which could materially impact our ability to obtain regulatory approval for our product candidates and harm our business.

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

In addition to U.S. regulatory requirements, we are also subject to regulation by foreign regulatory authorities, ethics committees, and other governmental entities with respect to clinical trials we conduct or sponsor outside of the U.S. For example, the EU Clinical Trials Regulation, or CTR, became applicable on January 31, 2022, repealing the EU Clinical Trials Directive. The implementation of the CTR also includes the implementation of the Clinical Trials Information System, a new clinical trial portal and database that will be maintained by the EMA in collaboration with the European Commission and the EU Member States. Complying with changes in regulatory requirements can incur additional costs, delay our clinical development plans, or expose us to greater liability if we are slow or unable to adapt to changes in existing requirements or new requirements or policies governing our business operations, including our clinical trials.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of the sequester.

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

▪

The federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, require applicable manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the HHS under the Open Payments Program, information related to certain payments and other transfers of value made in the previous year to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The information reported annually is publicly available on a searchable website.

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

In addition, our products may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our business. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by U.S. sanctions. For example, U.S. sanctions that have been or may be imposed as a result of the conflict between Russia and Ukraine may impact our ability to continue activities at clinical trial sites within regions covered by such sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges.

Data collection under European and U.S. laws is governed by restrictive regulations addressing the collection, use, processing and, in the case of Europe, cross-border transfer, of personal information.

We may collect, process, use or transfer personal information from individuals located in the European Union (EU) and UK in connection with our business, including in connection with conducting clinical trials in the EU and UK. Additionally, if any of our product candidates are approved, we may seek to commercialize those products in the EU and UK. The collection and use of personal health data in the EU and UK are governed by laws, regulations, and directives, including the General Data Protection Regulation (EU) 2016/679 (GDPR) and a UK version of the GDPR (combining the GDPR and the UK’s Data Protection Act 2018). This legislation imposes requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside of the European Economic Area (EEA), in the case of the GDPR, and the UK, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping. This legislation imposes significant responsibilities and liabilities in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance. In particular, with respect to cross-border transfers of personal data, judicial and regulatory developments in the EU have created uncertainty. In a decision issued by the Court of Justice of the European Union (CJEU) on July 16, 2020, the CJEU invalidated one mechanism for cross-border personal data transfer, the EU-U.S. Privacy Shield, and imposed additional obligations on companies, including us, relying on standard contractual clauses (SCCs) issued by the European Commission for cross-border personal data transfers. The European Commission released new SCCs designed to address the CJEU concerns on June 4, 2021. On February 2, 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses (UK SCCs) to support personal data transfers out of the UK. We have undertaken certain efforts to conform transfers of personal data from the EEA and UK to the United States to our understanding of current regulatory obligations and guidance of data protection authorities, but the CJEU’s decision, the revised SCCs and UK SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA and UK, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results. Any actual or alleged failure to comply with the requirements of the GDPR or other laws, regulations, and directives of the member states of the EU and UK may result in substantial fines, other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in the election on November 3, 2020. The CPRA creates obligations relating to consumer data as of January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation such as Colorado, Virginia, and Utah. Aspects of these state laws remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply.

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

The fields of designing and developing treatments for immunology, inflammation, and metabolic diseases are highly competitive and dynamic. In addition, while research and development that is taking place by several companies, including us and our competitors in oral and respiratory biologic therapeutics, the technology used in our product candidates is still in development and no products utilizing similar technology have yet reached the market. As such, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. This could lead to significant intellectual property related litigation and proceedings relating to our, and other third-party, intellectual property and proprietary rights in the future.

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

Depending upon the timing, duration, and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”). The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Patent Certificate. However, we may not be granted an extension in the United States and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and growth prospects could be materially harmed.

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

Changes in either the patent laws or interpretation of the patent laws in the United States or other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On or after March 16, 2013, under the Leahy-Smith America Invents Act (the “America Invents Act”) enacted on September 16, 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. A third-party that files a patent application in the USPTO on or after March 16, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third-party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or other technologies or (ii) invent any of the inventions claimed in our patents or patent applications.

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

U.S. government sanctions on Russia and Russian government decrees in response thereto, may prevent us from obtaining, maintaining and/or enforcing our intellectual property rights in Russia.

The U.S. government has enacted a myriad of new sanctions through executive orders that prohibit U.S. companies from engaging in a wide range of activities with numerous government-related and private entities and individuals in Russia. These sanctions may impede our ability to file, prosecute, and maintain patents or other intellectual property rights in Russia. For example, the sanctions may make it difficult or impossible to pay for annuities or intellectual property services in Russia, which could result in lapse of patent rights. In addition, the Russian government has decreed that owners of Russian patents from designated “unfriendly” countries, which includes the U.S., will not be entitled to any compensation for use of their patents. This may prevent us from enforcing our Russian patents against Russian entities or individuals who are infringing our patents in Russia. Thus, even if a Russian patent can be maintained, it may not be possible to enforce the patent until the decree and/or sanctions are lifted.

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

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we can offer. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition to competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. We could in the future have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity grants that vest over time. The value to employees of these equity grants that vest over time may have been and may continue to be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. If we are unable to attract and incentivize quality personnel on acceptable terms, or at all, it may cause our business and operating results to suffer.

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

Recently, the market price of our common stock has been volatile. In addition, in recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business, which could seriously harm our business.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. On March 11, 2022, we filed a final shelf registration statement on Form S-3 which allows us to undertake various offerings. In addition, on January 27, 2022, the Company entered into a Sales Agreement with the Agents pursuant to which the Company may offer and sell from time to time through the Agents up to $150 million in shares of the Company’s common stock through an “at-the-market” program. If we or our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.

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

We have in the past and may in the future seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. For example, on April 6, 2021, we completed a follow-on offering and issued 2,875,000 shares of our common stock at a price of $42.00 per share. In addition, on March 11, 2022, we filed a final shelf registration statement on Form S-3 which allows us to undertake various offerings. In addition, on January 27, 2022, the Company entered into a Sales Agreement with the Agents pursuant to which the Company may offer and sell from time to time through the Agents up to $150 million in shares of the Company’s common stock through an “at-the-market” program. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 47% of our voting stock. As a result, this group of stockholders, if they act together, will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, which might affect the prevailing market price for our common stock.

We have incurred and will continue to incur increased costs and management resources as a result of operating as a public company.

We have incurred and will continue to incur significant increased costs and management resources as a result of operating as a public company. We have incurred and will continue to incur significant legal, accounting, compliance and other expenses as a public company and these expenses may increase even more given that we are no longer an “emerging growth company”. Our management and other personnel need to devote a substantial amount of time and incur significant expense in connection with compliance initiatives. For example, as a public company, we must adopt additional internal controls and disclosure controls and procedures and have retained a transfer agent and adopted an insider trading policy. As a public company, we bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, or SOX, and the related rules and regulations implemented by the SEC and the Nasdaq Stock Market LLC, or Nasdaq, have and will continue to increase legal and financial compliance costs and make some compliance activities more time-consuming. We have invested and will continue to invest additional resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In connection with our initial public offering, we increased our directors’ and officers’ insurance coverage, which substantially increased our insurance cost. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

1.1	Sales Agreement, dated January 27, 2022, by and between Applied Molecular Transport Inc., SVB Leerink LLC and JMP Securities LLC.	8-K	001-39306	1.1	January 27, 2022

10.1	Executive Chair Letter Agreement between the Company and Graham Cooper, dated January 27, 2022.	8-K	001-39306	10.1	January 27, 2022

10.2	2022 Inducement Equity Incentive Plan and related forms of stock option and restricted stock unit agreements.*	8-K	001-39306	10.1	March 4, 2022

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*Management contract or compensation plan.

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

Applied Molecular Transport Inc.

Date: May 9, 2022	By:	/s/ Tahir Mahmood
Tahir Mahmood, Ph.D.
Co-Founder and Chief Executive Officer

Date: May 9, 2022	By:	/s/ Shawn Cross
Shawn Cross
Chief Financial Officer