Form 10-Q
period 2022-06-30
Applied Molecular Transport Inc.
filed 2022-08-04
CIK 1801777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 28, 2022, the registrant had 38,900,625 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Applied Molecular Transport Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$95,830	$159,821
Prepaid expenses	4,347	6,685
Other current assets	1,131	594
Total current assets	101,308	167,100
Property and equipment, net	9,400	6,998
Operating lease ROU assets, net	34,512	38,142
Finance lease ROU assets, net	694	652
Restricted cash	1,025	1,025
Other assets	323	121
Total assets	$147,262	$214,038
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,313	$2,211
Accrued expenses	9,616	8,226
Lease liabilities, operating lease - current	4,018	3,584
Lease liabilities, finance lease - current	262	237
Total current liabilities	16,209	14,258
Lease liabilities, operating lease	32,932	35,785
Lease liabilities, finance lease	125	167
Other liabilities	244	241
Total liabilities	49,510	50,451
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value, 450,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 38,898,695 and 38,619,957 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	415,913	403,228
Accumulated deficit	(318,165)	(239,645)
Total stockholders’ equity	97,752	163,587
Total liabilities and stockholders’ equity	$147,262	$214,038

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$25,909	$16,534	$57,148	$31,415
General and administrative	10,113	7,093	21,450	12,692
Total operating expenses	36,022	23,627	78,598	44,107
Loss from operations	(36,022)	(23,627)	(78,598)	(44,107)
Interest income, net	75	59	72	99
Other income (expense), net	2	(62)	6	(84)
Net loss	$(35,945)	$(23,630)	$(78,520)	$(44,092)
Net loss per share, basic and diluted	$(0.93)	$(0.62)	$(2.03)	$(1.20)
Weighted-average shares of common stock outstanding, basic and diluted	38,748,741	38,128,095	38,695,350	36,680,973
Comprehensive loss:
Net loss	$(35,945)	$(23,630)	$(78,520)	$(44,092)
Other comprehensive loss:
Unrealized loss on investments	—	(19)	—	(21)
Total comprehensive loss	$(35,945)	$(23,649)	$(78,520)	$(44,113)

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
As of December 31, 2021	38,619,957	$4	$403,228	$—	$(239,645)	$163,587
Exercise of common stock options	34,206	—	60	—	—	60
Stock-based compensation expense	—	—	6,773	—	—	6,773
Net loss	—	—	—	—	(42,575)	(42,575)
As of March 31, 2022	38,654,163	$4	$410,061	$-	$(282,220)	$127,845
Issuance of common stock from employee stock purchase plan	66,497	—	231	—	—	231
Exercise of common stock options	16,073	—	31	—	—	31
Issuance of common stock - vesting of restricted stock units	161,962	—	—	—	—	—
Stock-based compensation expense	—	—	5,590	—	—	5,590
Net loss	—	—	—	—	(35,945)	(35,945)
As of June 30, 2022	38,898,695	$4	$415,913	$-	$(318,165)	$97,752

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Stockholders’ Equity (continued)

(unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
As of December 31, 2020	35,121,360	$4	$271,000	$27	$(139,358)	$131,673
Exercise of common stock options	129,290	—	397	—	—	397
Stock-based compensation expense	—	—	1,951	—	—	1,951
Unrealized loss on investments	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(20,462)	(20,462)
As of March 31, 2021	35,250,650	$4	$273,348	$25	$(159,820)	$113,557
Issuance of common stock upon follow-on offering, net of underwriters' commission and issuance costs of $7,947	2,875,000	—	$112,801	$—	$—	$112,801
Issuance of common stock from employee stock purchase plan	10,549	—	276	—	—	276
Exercise of common stock options	214,791	—	772	—	—	772
Stock-based compensation expense	—	—	4,333	—	—	4,333
Unrealized loss on investments	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(23,630)	(23,630)
As of June 30, 2021	38,350,990	$4	$391,530	$6	$(183,450)	$208,090

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(78,520)	$(44,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,363	6,284
Depreciation and amortization	1,791	1,587
Non-cash operating lease expense	4,510	1,253
Loss on disposal of property and equipment	—	37
Loss on impairment of property and equipment	80	—
Net accretion of discounts on investments	—	(60)
Changes in operating assets and liabilities:
Prepaid expenses	2,338	(4,658)
Other current assets	197	(98)
Other assets	(202)	—
Accounts payable	(56)	(1,799)
Accrued expenses	1,275	(263)
Operating lease liabilities	(3,299)	(1,280)
Other liabilities	3	—
Net cash used in operating activities	(59,520)	(43,089)
Investing activities
Purchases of property and equipment	(3,923)	(514)
Proceeds from sales and maturities of investments	—	84,000
Net cash (used in) provided by investing activities	(3,923)	83,486
Financing activities
Payments of deferred offering costs for “at-the-market” offering	(738)	—
Principal payments on finance lease liabilities	(132)	(114)
Proceeds from exercise of common stock options	91	1,169
Proceeds from issuance of common stock from employee stock purchase plan	231	276
Payments of issuance costs for follow-on offering	—	(704)
Proceeds from follow-on offering, net of underwriters' commission	—	113,505
Net cash (used in) provided by financing activities	(548)	114,132
Net (decrease) increase in cash, cash equivalents and restricted cash	(63,991)	154,529
Cash, cash equivalents and restricted cash, beginning of period	160,846	5,951
Cash, cash equivalents and restricted cash, end of period	$96,855	$160,480
Supplemental cash flow data:
Cash paid for interest on finance lease liabilities	$15	$18
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$244	$17
Deferred offering costs included in accounts payable and accrued expenses	$29	$—

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Notes to the Condensed Financial Statements

(unaudited)

1. Business and Principal Activities

Description of Business

Applied Molecular Transport Inc. (the Company) is a clinical-stage biopharmaceutical company leveraging its proprietary technology platform to design and develop a pipeline of novel oral and respiratory biologic product candidates to treat autoimmune, inflammatory, metabolic, and other diseases. The Company’s portfolio of oral and respiratory product candidates is based on its technology platform including its most advanced product candidate, AMT-101, a gastrointestinal (GI)-selective oral fusion of interleukin-10 (IL-10) and the Company’s proprietary carrier molecule. The Company announced top-line Phase 2 results from the MARKET combination trial for AMT-101 in biologic-naïve patients with moderate-to-severe UC on July 6, 2022. Although the overall data from the MARKET trial did not demonstrate added clinical benefit in the combination arm compared to the adalimumab alone arm at week 8, a sub-group analysis revealed that patients with a shorter duration of UC (< 5 years) had meaningfully higher clinical remission rates in the combination arm versus the adalimumab alone arm. The Company continues to conduct Phase 2 clinical trials of AMT-101 in ulcerative colitis (UC) and other inflammatory indications following the completion of a Phase 1b clinical trial in patients with UC. On April 25, 2022, the Company announced positive Phase 2 top-line results from the Company’s FILLMORE monotherapy trial for AMT-101 in patients with chronic pouchitis. The Company submitted its Phase 2 chronic pouchitis data to the FDA and has been granted an End of Phase 2 (EOP2) meeting. The Company’s second product candidate, AMT-126, is a GI-selective oral fusion of interleukin-22 (IL-22) and the Company’s proprietary carrier molecule currently in development for diseases related to intestinal epithelial (IE) barrier function defects. The Company conducted a Phase 1a clinical trial for AMT-126 which was well tolerated in healthy volunteers. The Company is evaluating next steps for the AMT-126 clinical program. The Company’s proprietary technology platform enables it to design and develop various oral and respiratory biologic therapeutic modalities, such as peptides, proteins, full-length antibodies, antibody fragments, and ribonucleic acid (RNA) therapeutics, with potentially significant advantages over existing marketed and development-stage drugs.

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

Liquidity and Capital Resources

Management believes that its existing cash and cash equivalents as of June 30, 2022 will be sufficient to allow the Company to fund its current operating plan through at least 12 months from the date of issuance of these condensed financial statements.

The Company has incurred significant losses and negative cash flows from operations since its inception. As of June 30, 2022, the Company had an accumulated deficit of $318.2 million and does not expect positive cash flows from operations in the foreseeable future. The Company expects to incur significant and increasing losses until regulatory approval is granted and successful commercialization is achieved for any of its product candidates. Regulatory approval is not guaranteed and may never be obtained. The Company has historically financed its operations primarily through private placements of its convertible preferred stock and sale of common stock upon the completion of the IPO and follow-on equity offering. In addition, on January 27, 2022, the Company entered into a Sales Agreement with SVB Leerink LLC and JMP Securities LLC, as the Company’s sales agents (Agents), pursuant to which the Company may offer and sell from time to time through the Agents up to $150 million in shares of the Company’s common stock through an “at-the-market” program. See Note 7. The Company may seek to raise additional capital through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

Strategic Plan Announcement

In May 2022, the Company began implementing a strategic plan to focus the business on its clinical program for AMT-101 (the “Strategic Plan”). The Strategic Plan is intended to preserve capital, ensuring that we are appropriately resourced to advance AMT-101 through key development milestones.

Employment Related Agreements

Under the Strategic Plan, the Company has reduced its workforce by approximately 40%. Impacted employees received notice that their positions were eliminated on May 16, 2022. Impacted employees are eligible to receive severance benefits and Company funded COBRA premiums, contingent upon an impacted employee’s execution (and non-revocation) of a customary separation agreement, which includes a general release of claims against the Company. For certain employees, the Company accelerated vesting of restricted stock units (“RSUs”) to May 16, 2022 from the original vesting date of June 1, 2022. The Company recorded a credit of stock-based compensation expense of approximately $0.4 million as a result of the accelerated vesting.

In connection with the Strategic Plan, the Company recognized restructuring charges of approximately $3.8 million in the three months ended June 30, 2022. As of June 30, 2022, $1.4 million was unpaid with $0.1 million and $1.3 million in accounts payable and accrued expenses, respectively. These restructuring charges are primarily related to severance payments and other employee-related separation costs of $3.3 million, contract termination fees of $0.5 million, a lease termination fee of $0.3 million, impairment of property and equipment of $0.1 million and insignificant legal expenses, partially offset by a credit of stock-based compensation expense as a result of the accelerated RSU vesting of $0.4 million. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Strategic Plan and its reduction in workforce.

Risks and Uncertainties

Since the COVID-19 virus was reported in December 2019 in Wuhan, China, the virus has spread extensively throughout the world, resulting in the World Health Organization characterizing COVID-19 as a pandemic. While significant progress in addressing the pandemic has been made with multiple vaccines and treatment options now available, the emergence of highly transmissible variants of the virus have resulted in periodic surges in infection rates around the world and a cycle of fluctuating public health restrictions designed to mitigate the spread of the virus. The extent to which the COVID-19 pandemic impacts the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted, such as the spread or emergence of new variants, the duration and severity of surges in outbreaks, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. Beginning the week of March 16th, 2020, the majority of the Company’s workforce began working from home. The Company continues to have a hybrid work environment with a majority of the Company’s workforce either working exclusively from home or working from home for part of their work week. The Company’s financial results could be affected by the COVID-19 pandemic in various ways. As a result of the COVID-19 pandemic, the Company has experienced and could experience disruptions that could severely impact the Company’s business, current and planned critical trials and preclinical studies. For example, the COVID-19 pandemic could result in delays to the Company’s clinical trials and preclinical studies for numerous reasons including difficulties in enrolling patients or healthy volunteers, diversion of healthcare resources away from the conduct of clinical trials, delays in receiving regulatory authorities to initiate clinical trials, and delays in receiving supplies to conduct clinical trials and preclinical studies. For example, there was an increase in infections from COVID-19 variants which has impacted patient recruitment at certain of the Company’s clinical trial sites and could result in increased costs and delays. In addition, as a result of ongoing COVID-19 research and the current global supply chain issues, there is currently limited availability for certain resources required to conduct some of the Company’s preclinical studies and clinical trials, which may result in longer lead times, increased costs, and delays in completing preclinical studies and clinical trials. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of the clinical trial and other related business activities. The Company is carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on the Company’s financial condition and results of operations as of June 30, 2022.

In addition, currently there is a conflict involving Russia and Ukraine. The Company’s AMT-101 Phase 2 LOMBARD trial currently includes clinical trial sites located in Ukraine, Russia, and other Eastern European countries. The Board of Directors of the Company (Board of Directors) is receiving management reports and discusses with management at board meetings macro-economic and geopolitical developments, including the Russia/Ukraine conflict and the impact on the Company’s personnel, cybersecurity, sanctions and  the Company’s clinical trial sites located in the region so that the Company can be prepared to react to new developments as they arise. This conflict has and may continue to impact the Company’s ability to conduct certain of our trials in Ukraine, Russia and other Eastern European countries, and may prevent the Company from obtaining data on patients already enrolled at sites in these countries. This could negatively impact the completion of the Company’s clinical trials and/or analyses of clinical results or result in increased costs, all of which could materially harm the Company’s business. The Board of Directors is monitoring and continues to assess and monitor risks related to the Russia/Ukraine conflict.

2. Summary of Significant Accounting Policies

Condensed Financial Statements (Unaudited)

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2021, was derived from the Company’s audited financial statements. The results of operations during the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period.

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

Restricted Cash

The Company has cash in collateral accounts related to two letters of credit issued on behalf of the Company for security deposits. As of June 30, 2022, the collateralized cash in connection with the letters of credit was classified as restricted cash on the condensed balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed statements of cash flows (in thousands):

	June 30,	June 30,
	2022	2021
Cash and cash equivalents	$95,830	$159,455
Restricted cash	1,025	1,025
Total cash, cash equivalents and restricted cash	$96,855	$160,480

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

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss is recognized when the remaining book value of an asset is not recoverable. The Company recorded impairment charges of $0.1 million related to laboratory and manufacturing equipment in connection with the Strategic Plan during the six months ended June 30, 2022. There was no impairment on long-lived assets during the six months ended June 30, 2021.

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

Stock-Based Compensation Expense

The Company maintains both an equity incentive plan and an employee stock purchase plan (ESPP) as long-term incentives for its employees, consultants and directors. The equity incentive plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock grants and restricted stock units. As of June 30, 2022, no stock appreciation rights or performance-based awards were issued. The ESPP has an offering period of two years comprised of four purchase periods. The ESPP allows employees to purchase shares of the Company’s common stock each purchase period based on a percentage of their compensation subject to certain limits.

The Company accounts for stock-based compensation expense by measuring and recognizing compensation expense for all share-based payments made to employees and non-employees based on estimated grant-date fair values. The grant-date fair values for options are recorded as stock-based compensation expense on a straight-line basis over each recipient’s requisite service period, which is generally the vesting period. The grant-date fair values for the ESPP are recorded as stock-based compensation expense on a straight-line basis over the applicable purchase period. Actual forfeitures are recognized as a reduction of stock-based compensation expense in the period they occur.

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

As of June 30, 2022 and December 31, 2021, fair value measurements consisted mainly of cash equivalents. The carrying amounts of these instruments approximated their fair value. Certain of the Company’s financial instruments are recorded at amounts that approximate their fair value, rather than at fair value on a recurring basis, due to their liquid or short-term nature, such as cash, restricted cash, prepaid expenses, other current assets, accounts payable and accrued expenses.

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

The Company did not recognize an allowance for credit losses as of June 30, 2022. There were no transfers between Levels 1, 2, or 3 during the six months ended June 30, 2022.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		June 30, 2022
	Fair Value		Gross	Gross
	Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds invested in U.S. government obligations(1)	Level 1	$94,895	$—	$—	$94,895
Total		$94,895	$—	$—	$94,895
(1)	Included in cash and cash equivalents on the condensed balance sheets

		December 31, 2021
	Fair Value		Gross	Gross
	Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds invested in U.S. government obligations(1)	Level 1	$159,010	$—	$—	$159,010
Total		$159,010	$—	$—	$159,010
(1)	Included in cash and cash equivalents on the condensed balance sheets

4. Balance Sheet Components

Prepaid Expenses

Prepaid clinical expenses were $1.7 million and $5.2 million as of June 30, 2022 and December 31, 2021, respectively. Other prepaid expenses as of June 30, 2022 and December 31, 2021 included prepaid amounts for insurance and other services.

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Laboratory and manufacturing equipment	$11,246	$9,375
Leasehold improvements	5,246	2,607
Construction in progress	224	870
Computer and office equipment	508	293
Total property and equipment, gross	17,224	13,145
Accumulated depreciation	(7,824)	(6,147)
Total property and equipment, net	$9,400	$6,998

Depreciation was $0.8 million and $0.8 million during the three months ended June 30, 2022 and 2021, respectively. Depreciation was $1.7 million and $1.5 million during the six months ended June 30, 2022 and 2021, respectively.

There were no disposals during the six months ended June 30, 2022 and 2021, respectively.

Right-of-Use Assets, Net

Right-of-use assets, net consisted of the following as of June 30, 2022 (in thousands):

	Operating Leases	Finance Leases	Total
Right-of-use assets	$39,742	$1,107	$40,849
Accumulated amortization	(5,230)	(413)	(5,643)
Right-of-use assets, net	$34,512	$694	$35,206

Lease expense from operating lease right-of-use assets during the three and six months ended June 30, 2022 was $2.2 million and $4.5 million, respectively. Lease expense from operating lease right-of-use assets during the three and six months ended June 30, 2021 was $0.7 million and $1.3 million, respectively. Amortization expense from finance lease right-of-use assets during the three and six months ended June 30, 2022 was insignificant and $0.1 million, respectively. Amortization expense from finance lease right-of-use assets during the three and six months ended June 30, 2021 was insignificant and $0.1 million, respectively.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Research and development expenses	$4,981	$2,917
Compensation expenses	2,778	3,636
Professional services	1,428	881
Property and equipment	86	215
Other	343	577
Total accrued expenses	$9,616	$8,226

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

In October 2019, the Company entered into a sublease, as a lessee, for office, manufacturing and laboratory space located in South San Francisco, California. Contemporaneous with the sublease expiration, the Company vacated the premises in May 2022.

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

In February 2021, the Company entered into a lease agreement for laboratory, manufacturing, warehouse and office space in South San Francisco, California. In June 2021, the Company began occupying a portion of the property. In October 2021, the Company occupied the remainder of the space as its principal office. The lease term is eight years from full occupancy, which occurred in October 2021. Under the lease agreement, the Company has two five-year renewal options. In connection with the Strategic Plan, the Company intends to sublease a portion of the premises.

Finance Leases

During 2019, the Company entered into three finance lease agreements for certain laboratory and manufacturing equipment. Two of the leases commenced during 2019 and the third lease commenced during 2020.

During 2021, the Company entered into a finance lease agreement for certain laboratory and manufacturing equipment. The lease commenced in March 2022.

The following table summarizes total lease expense during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Condensed Statements of Operations and Comprehensive Loss Classification	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating lease expense	Operating expenses	$2,240	$4,509	$656	$1,253
Finance lease expense:
Amortization of right-of-use assets	Operating expenses	56	106	48	96
Interest on lease liabilities	Interest income, net	8	15	9	18
Variable lease expense	Operating expenses	571	1,132	262	466
Short-term lease expense	Operating expenses	5	67	7	15
Total lease expense		$2,880	$5,829	$982	$1,848

The following table summarizes supplemental cash flow information during the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$3,299	$1,280
Operating cash flows from finance leases	15	18
Financing cash flows from finance leases	132	114
Right-of-use asset obtained in exchange for new operating lease liability	563	5,011
Right-of-use asset obtained in exchange for new finance lease liability	148	—

The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of June 30, 2022 (in thousands):

	Operating Leases	Finance Leases	Total
2022 (remaining six months)	$3,484	$146	$3,630
2023	7,723	216	7,939
2024	7,433	45	7,478
2025	6,550	8	6,558
2026	6,727	—	6,727
Thereafter	19,314	—	19,314
Total undiscounted lease liabilities	51,231	415	51,646
Less: Interest	(14,281)	(28)	(14,309)
Total discounted lease liabilities	36,950	387	37,337
Less: Lease liabilities, current	(4,018)	(262)	(4,280)
Lease liabilities, non-current	$32,932	$125	$33,057

The following table summarizes lease terms and discount rates as of June 30, 2022:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	6.80	1.61
Weighted-average discount rate	10.19%	7.40%

6. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of June 30, 2022 and December 31, 2021, and no material legal proceedings are currently pending or threatened.

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

7. Common Stock

As of June 30, 2022 and December 31, 2021, the Company was authorized to issue 450,000,000 shares of $0.0001 par value common stock. Common stockholders are entitled to dividends if and when declared by the Board of Directors. The holder of each share of common stock is entitled to one vote. As of June 30, 2022, no dividends were declared.

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	June 30,	December 31,
	2022	2021
Stock options, issued and outstanding	6,260,697	4,442,864
Unvested restricted stock units	774,483	717,440
Stock options and restricted stock units, authorized for future issuance	3,720,150	2,876,270
ESPP, available for future grants	956,664	636,962
Total	11,711,994	8,673,536

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

8. Stock-Based Compensation Expense

2020 Equity Incentive Plan

The Company’s 2020 Equity Incentive Plan (the “2020 Plan”) provides for the granting of incentive stock options (ISO), non-statutory stock options (NSO), restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to employees, directors, and consultants. The Company initially reserved for issuance shares of common stock pursuant to the 2020 Plan. The shares authorized for the 2020 Plan increase annually by the lesser of (i) 3,140,062 shares, (ii) 5% of the shares of the Company’s common stock outstanding on the last day of its immediately preceding fiscal year, or (iii) such other amount as determined by the Company’s Board of Directors. Accordingly, effective January 1, 2022 and 2021, the number of shares in the 2020 Plan increased by 1,930,997 and 1,756,068 shares, respectively, each representing 5% of the prior year end’s common stock outstanding. As of June 30, 2022, 2,720,150 shares of common stock remained available for future issuance under the 2020 Plan.

Since the date of incorporation and through June 30, 2022, the Company issued stock options and RSUs to its employees and consultants. In most instances, options and RSUs vest over a four year period, subject to continuing service.

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

2022 Inducement Equity Incentive Plan

The Company’s 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”) adopted in March 2022 reserved 1,000,000 shares of the Company’s common stock pursuant to equity awards granted under the 2022 Inducement Plan. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance stock units, and its terms are substantially similar to the Company’s 2020 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception. As of June 30, 2022, 1,000,000 shares of common stock remained available for future issuance under the 2022 Inducement Plan.

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$2,582	$2,190	$6,018	$3,290
General and administrative	3,008	2,143	6,345	2,994
Total stock-based compensation expense	$5,590	$4,333	$12,363	$6,284

Stock Options

The following summarizes stock option activity (in thousands, except share, per share, and year amounts):

	Stock Options Outstanding and Exercisable
	Total Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	4,442,864	$24.63	8.38	$22,850
Granted	2,520,053	7.79
Exercised	(50,279)	1.81
Cancelled	(651,941)	24.21
Outstanding as of June 30, 2022	6,260,697	$18.08	8.35	$510
Exercisable as of June 30, 2022	2,236,259	$16.44	7.14	$469

Weighted-average grant-date fair value of the options granted during the three and six months ended June 30, 2022 was $2.95 per share and $5.85 per share, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2022 was insignificant and $0.2 million, respectively.

As of June 30, 2022, the total unrecognized stock-based compensation expense related to stock options was $49.0 million, which is expected to be recognized over a weighted-average period of approximately 2.77 years.

Restricted Stock Units

The following summarizes restricted stock unit activity:

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	717,440	$14.54
Granted	419,679	7.78
Vested	(161,962)	13.19
Cancelled	(200,674)	13.11
Outstanding as of June 30, 2022	774,483	$11.53

As of June 30, 2022, the total unrecognized stock-based compensation expense related to unvested restricted stock units and awards was $8.0 million, which is expected to be recognized over a weighted-average period of approximately 2.37 years.

Strategic Plan Accelerated RSU Vesting

In connection with the Strategic Plan, the Company accelerated vesting from the original vesting date of June 1, 2022 to May 16, 2022 for certain employees. Vesting was accelerated for a total of 43,711 RSUs in the three months ended June 30, 2022, and 30 grantees were impacted. The Company considers the acceleration of vesting a type III (improbable-to-probable) modification as the employees were not expected to vest in the original award, but vested under the modified terms in their separation agreements. As a result of the modification, the Company reversed previously recognized stock-based compensation expense and recognized compensation cost for the modified award based on the modification date fair value of the awards, which was lower than the grant date fair value. This resulted in a credit of stock-based compensation expense of approximately $0.4 million.

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

The shares authorized for the 2020 ESPP increase annually by the lesser of (i) 628,012 shares, (ii) 1% of the Company’s common stock shares outstanding on the last day of its immediately preceding fiscal year, or (iii) such other amount as determined by the Company’s Board of Directors. Accordingly, effective January 1, 2022 and 2021, the number of shares in the 2020 ESPP increased by 386,199 and 351,214 shares, respectively, each representing 1% of the prior year end’s common stock outstanding. As of June 30, 2022, 956,664 shares of common stock remained available for future issuance under the 2020 ESPP.

The Company began recording stock-based compensation expense for its ESPP on January 1, 2021. During the three and six months ended June 30, 2022, the Company recorded $0.1 million and $0.2 million, respectively, of stock-based compensation expense related to the ESPP. During the three and six months ended June 30, 2021, the Company recorded $0.1 million and $0.2 million, respectively, of stock-based compensation expense related to the ESPP.

9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(35,945)	$(23,630)	$(78,520)	$(44,092)
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share	38,748,741	38,128,095	38,695,350	36,680,973
Net loss per share, basic and diluted	$(0.93)	$(0.62)	$(2.03)	$(1.20)

The Company’s basic net loss per share was the same as its diluted net loss per share for all the periods presented as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,
	2022	2021
Total stock options outstanding	6,260,697	4,442,864
Unvested restricted stock units	774,483	717,440

10. Subsequent Event

On July 6, 2022, the Company announced top-line Phase 2 results from its MARKET combination trial for AMT-101 in patients with moderate-to-severe ulcerative colitis.

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

Overview

We are a clinical-stage biopharmaceutical company leveraging our proprietary technology platform to design and develop a pipeline of novel oral and respiratory biologic product candidates to treat autoimmune, inflammatory, metabolic, and other diseases. Our proprietary technology platform allows us to exploit existing natural cellular trafficking pathways to facilitate the active transport of diverse therapeutic payloads across epithelial barriers, such as the intestinal epithelium (IE) and the respiratory epithelium (RE). Active transport is an efficient mechanism that uses the cell’s own machinery to transport materials across epithelial barriers. We are developing oral and respiratory biologic product candidates in patient-friendly dosage forms that are designed for either targeting local GI tissue or entering systemic circulation to precisely address the relevant pathophysiology of disease. We are building a portfolio of oral and respiratory product candidates based on our technology platform including our most advanced product candidate, AMT-101, a gastrointestinal (GI)-selective oral fusion of interleukin-10 (IL-10) and our proprietary carrier molecule. We announced top-line Phase 2 results from the MARKET combination trial for AMT-101 in biologic-naïve patients with moderate-to-severe UC on July 6, 2022. In the MARKET trial, patients received either once-daily oral AMT-101 3mg in combination with adalimumab (sub-cutaneous administration per the approved UC label), or adalimumab alone (with placebo). The objectives of the MARKET trial were to assess the safety and efficacy of AMT-101 in combination with anti-TNFα therapy (adalimumab) in patients with moderate-to-severe UC. The key efficacy endpoint of clinical remission was measured at 8 weeks. The clinical remission rate in the adalimumab alone arm was higher than historical anti-TNFα monotherapy benchmarks, and although the overall data from the MARKET trial did not demonstrate added clinical benefit in the combination arm compared to the adalimumab alone arm at week 8, a sub-group analysis revealed that patients with a shorter duration of UC (< 5 years) had meaningfully higher clinical remission rates in the combination arm versus the adalimumab alone arm. AMT-101 appeared safe and well-tolerated. Treatment emergent adverse events (TEAEs) were mostly mild to moderate, with one serious adverse event (SAE) observed, worsening of UC, which was determined to be unrelated to study treatment. Further evaluation and analyses of the data are ongoing. We continue to conduct Phase 2 clinical trials of AMT-101 in ulcerative colitis (UC) and other inflammatory indications following the completion of a Phase 1b clinical trial in patients with UC. On April 25, 2022, we announced positive Phase 2 top-line results from our FILLMORE monotherapy trial for AMT-101 in patients with chronic pouchitis. We submitted our Phase 2 chronic pouchitis data to the FDA and have been granted an End of Phase 2 (EOP2) meeting. Our second product candidate, AMT-126, is a GI-selective oral fusion of interleukin-22 (IL-22) and our proprietary carrier molecule currently in development for diseases related to intestinal epithelial (IE) barrier function defects. We concluded a Phase 1a clinical trial for AMT-126 which was well tolerated in healthy volunteers. We are evaluating next steps for the AMT-126 clinical program. Our technology platform enables us to design and develop various oral and respiratory biologic therapeutic modalities, such as peptides, proteins, full-length antibodies, antibody fragments, and RNA therapeutics, with potentially significant advantages over existing marketed and development-stage drugs.

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

Manufacturing of protein therapeutics is a complex process and represents a critical path to creating biologic therapeutics and a key component of our long-term success. We have spent significant resources to date on developing our current manufacturing processes and know-how to produce sufficient supply and optimize functionality. We manufacture clinical supply at a facility located in South

San Francisco. While we have successfully manufactured clinical supply at our internal facility, we may need to scale our manufacturing operations to manufacture sufficient quantity needed to advance any of our product candidates in preclinical studies and clinical trials. Accordingly, we will be required to make significant investments to expand our manufacturing facilities in the future, and our efforts to scale our internal manufacturing capabilities are subject to risks.

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

Since the date of our incorporation, we have incurred significant losses and negative cash flows from operations. During the six months ended June 30, 2022 and 2021, we incurred a net loss of $78.5 million and $44.1 million, respectively, and used $59.5 million of cash in operations during the three months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $318.2 million and do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

To date, we have financed our operations primarily through the private placements of convertible preferred stock and the issuance of common stock upon the completion of our IPO. We completed our IPO in June 2020 and received net proceeds of approximately $160.6 million after deducting underwriting discounts and commissions and offering costs, net of offering costs of $0.2 million paid in 2019. On April 6, 2021, we completed a follow-on offering and received net proceeds of approximately $112.8 million after deducting underwriting discounts and commissions and offering costs. In addition, on January 27, 2022, we entered into a Sales Agreement with SVB Leerink LLC and JMP Securities LLC, as our sales agents (the “Agents”), pursuant to which we may offer and sell from time to time through the Agents up to $150 million in shares of our common stock through an “at-the-market” program.

In May 2022, we began implementing a strategic plan to focus the business on its clinical program for AMT-101 (the “Strategic Plan”) as described in more detail in the section entitled, “Liquidity and Capital Resources.” The Strategic Plan is intended to preserve capital, ensuring that we are appropriately resourced to advance AMT-101 through key development milestones. However, we expect our expenses will increase significantly in connection with our ongoing activities, as we:

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

As a result, we will require substantial additional capital to develop our product candidates and fund operations for the foreseeable future. Until such time as we can generate sufficient revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements. We may be unable to raise additional funds or enter into such agreements or arrangements on favorable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, and could force us to delay, reduce or eliminate our drug development or future commercialization efforts. We may also be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. The amount and timing of our future funding requirements will depend on many factors including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operations through at least the next 12 months from the date of issuance of these financial statements. We have based this projection on assumptions that may be inaccurate and as a result, we may utilize our capital resources sooner than we expect.

COVID-19

Our financial results could be affected by the COVID-19 pandemic in various ways. As a result of the COVID-19 pandemic, we have experienced and could experience disruptions that could severely impact our business, current and planned clinical trials and preclinical studies. For example, the COVID-19 pandemic could result in delays to our clinical trials and preclinical studies for numerous reasons including difficulties in enrolling patients or healthy volunteers, diversion of healthcare resources away from the conduct of clinical trials, delays in receiving regulatory authorities to initiate clinical trials, and delays in receiving supplies to conduct clinical trials and preclinical studies. Moreover, there has been an increase in infections from COVID-19 variants which has impacted patient recruitment at certain of our clinical trial sites and could result in increased costs and delays. In addition, as a result of ongoing COVID-19 research and the current global supply chain issues, there is currently limited availability for certain resources required to conduct some of our preclinical studies and clinical trials, which may result in longer lead times, increased costs, and delays in completing preclinical studies and clinical trials. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of the clinical trial and other related business activities.

We are carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on our financial condition, including our cash flows and results of operations. We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 pandemic. However, the extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the spread or emergence of new variants, the duration and severity of surges in outbreaks, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q, the related financial impact cannot be reasonably estimated at this time, although the impacts are expected to continue and may significantly affect our business. Accordingly, management is carefully monitoring the impact of the COVID-19 pandemic on our business. As of June 30, 2022, we were not aware of any significant contingencies and no estimates were recorded on our condensed financial statements related to COVID-19.

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

To date, the vast majority of these expenses have been incurred to advance our most advanced product candidate, AMT-101. We expect to incur significant additional spending to progress AMT-101 through the remainder of the clinical development phases. These expenses will primarily consist of expenses for the administration of clinical studies as well as manufacturing costs for clinical material supply. In May 2022, we began implementing our Strategic Plan to focus the business on our clinical program for AMT-101.

In addition, we have incurred minimal expenses in connection with our second product candidate, AMT-126, including expenses for internal animal studies and preclinical studies performed at CROs. We also concluded a Phase 1a clinical trial for AMT-126 which was well tolerated in healthy volunteers. We are evaluating next steps for the AMT-126 clinical program. We expect that significant additional spending will be required if we progress AMT-126 through additional clinical trials at some point in the future. We have also incurred minimal expenses to expand our development pipeline and for general discovery research. We expect that spending for these early-stage research and development activities may increase at some point in the future. We deploy our personnel, equipment, and facility resources across all our research and development activities.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation expense) for personnel in executive, finance, accounting, corporate development, and other administrative functions. General and administrative expenses also include legal fees, professional fees paid for accounting, auditing, consulting, tax, and investor relations services, insurance costs, and facility costs not otherwise included in research and development expenses, and public company expenses such as costs associated with compliance with the rules and regulations of the Securities and Exchange Commission (SEC) and those of the Nasdaq Stock Market.

Our general and administrative expenses are expected to only increase marginally in the near future as a result of the Strategic Plan. We expect that our general and administrative expenses could increase significantly in the future if additional financing is secured and additional administrative personnel and services are required to manage these functions of a public company and as our pipeline of product candidates expands.

Interest Income, Net and Other Income (expense), Net

Interest income, net and other income (expense), net primarily consists of interest income earned on our cash, cash equivalents, investments, realized gain and loss on investments, interest expense from finance lease liabilities, and net losses on foreign currency transactions related to third-party contracts with foreign-based vendors.

Results of Operations

Comparisons of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021	Change
(in thousands)
Operating expenses:
Research and development	$25,909	$16,534	$9,375
General and administrative	10,113	7,093	3,020
Total operating expenses	36,022	23,627	12,395
Loss from operations	(36,022)	(23,627)	(12,395)
Interest income, net	75	59	16
Other income (expense), net	2	(62)	64
Net loss	$(35,945)	$(23,630)	$(12,315)

Research and Development Expenses

Research and development expenses were $25.9 million during the three months ended June 30, 2022, compared to $16.5 million during the three months ended June 30, 2021. The overall increase in research and development expenses was primarily related to an increase in expenses associated with clinical trials, compensation, facilities related expenses, materials and other research and development as we progressed our most advanced product candidate, AMT-101, through ongoing Phase 2 clinical trials. Increases in nonrecurring charges related to the Strategic Plan included an increase of $2.6 million in personnel and administrative costs, an increase of $0.4 million in preclinical studies expenses and an increase of $0.3 million in facilities related expenses, primarily related to a lease termination fee. The following table sets forth the primary external and internal research and development expenses for the periods presented below (in thousands):

	Three Months Ended June 30,
	2022	2021	Change

External expenses:
Clinical trials	$4,238	$4,175	$63
Materials	2,143	1,565	578
Preclinical studies	1,965	557	1,408
Contract manufacturing	220	297	(77)
Other research and development	2,487	333	2,154
Internal expenses:
Personnel	10,549	7,155	3,394
Equipment, depreciation, and facilities	4,307	2,452	1,855
Total research and development expenses	$25,909	$16,534	$9,375

General and Administrative Expenses

General and administrative expenses were $10.1 million during the three months ended June 30, 2022, compared to $7.1 million during the three months ended June 30, 2021. The overall increase in general and administrative expenses was primarily related to an increase of $1.7 million in personnel and administrative costs, of which $0.7 million is related to nonrecurring charges for the Strategic Plan and the remaining increase due to an increase in headcount, an increase of $0.8 million in professional service fees and an increase of $0.5 million in facilities related expenses.

Interest Income, Net

Interest income, net was insignificant during each of the three months ended June 30, 2022 and 2021.

Other Income (expense), Net

Other income (expense), net was insignificant during each of the three months ended June 30, 2022 and 2021.

Results of Operations

Comparisons of the Six Months Ended June 30, 2022 and 2021

	Six Month Ended June 30,
	2022	2021	Change
(in thousands)
Operating expenses:
Research and development	$57,148	$31,415	$25,733
General and administrative	21,450	12,692	8,758
Total operating expenses	78,598	44,107	34,491
Loss from operations	(78,598)	(44,107)	(34,491)
Interest income, net	72	99	(27)
Other income (expense), net	6	(84)	90
Net loss	$(78,520)	$(44,092)	$(34,428)

Research and Development Expenses

Research and development expenses were $57.1 million during the six months ended June 30, 2022, compared to $31.4 million during the six months ended June 30, 2021. The overall increase in research and development expenses was primarily related to an increase in expenses associated with clinical trials, compensation, facilities related expenses, materials and other research and development as we progressed our most advanced product candidate, AMT-101, through ongoing Phase 2 clinical trials. Increases in nonrecurring charges related to the Strategic Plan included an increase of $2.6 million in personnel and administrative costs, an increase of $0.4 million in preclinical studies expenses and an increase of $0.3 million in facilities related expenses, primarily related to a lease termination fee. The following table sets forth the primary external and internal research and development expenses for the periods presented below (in thousands):

	Six Months Ended June 30,
	2022	2021	Change

External expenses:
Clinical trials	$12,685	$7,305	$5,380
Materials	6,078	3,021	3,057
Preclinical studies	3,363	1,466	1,897
Contract manufacturing	677	1,156	(479)
Other research and development	4,195	682	3,513
Internal expenses:
Personnel	20,908	13,068	7,840
Equipment, depreciation, and facilities	9,242	4,717	4,525
Total research and development expenses	$57,148	$31,415	$25,733

General and Administrative Expenses

General and administrative expenses were $21.5 million during the six months ended June 30, 2022, compared to $12.7 million during the six months ended June 30, 2021. The overall increase in general and administrative expenses was primarily related to an increase of $4.6 million in personnel and administrative costs, of which $0.7 million is related to nonrecurring charges for the Strategic Plan and the remaining increase is due to an increase in headcount, an increase of $3.1 million in professional service fees and an increase of $1.1 million in facilities related expenses.

Interest Income, Net

Interest income, net was insignificant during each of the six months ended June 30, 2022 and 2021.

Other Income (expense), Net

Other income (expense), net was insignificant during each of the six months ended June 30, 2022 and 2021.

Liquidity and Capital Resources

We believe that our existing cash and cash equivalents as of June 30, 2022 will be sufficient to fund our current operating plan through at least the next 12 months.

In May 2022, we began implementing a Strategic Plan. Under the Strategic Plan, we reduced its workforce by approximately 40%. Impacted employees received notice that their positions were eliminated on May 16, 2022. Impacted employees are eligible to receive severance benefits and Company funded COBRA premiums, contingent upon an impacted employee’s execution (and non-revocation) of a customary separation agreement, which includes a general release of claims against us. For certain employees, we accelerated vesting of restricted stock units (“RSUs”) to May 16, 2022 from the original vesting date of June 1, 2022. We recorded a credit of stock-based compensation expense of approximately $0.4 million as a result of the accelerated vesting.

In connection with the Strategic Plan, we recognized restructuring charges of approximately $3.8 million in the three months ended June 30, 2022. As of  June 30, 2022, $1.4 million was unpaid with $0.1 million and $1.3 million in accounts payable and accrued expenses, respectively. These restructuring charges are primarily related to severance payments and other employee-related separation costs of $3.3 million, contract termination fees of $0.5 million, a lease termination fee of $0.3 million, impairment of property and equipment of $0.1 million and insignificant legal expenses, partially offset by a credit of stock-based compensation expense as a result of the accelerated RSU vesting of $0.4 million. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Strategic Plan and its reduction in workforce.

As of June 30, 2022, we had an accumulated deficit of $318.2 million. As of June 30, 2022, we had cash and cash equivalents of $95.8 million. Since the date of our incorporation, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. Our operations have been financed primarily by net proceeds from sales of our convertible preferred stock and common stock through our IPO and follow-on equity offering. In addition, on January 27, 2022, we entered into a Sales Agreement with SVB Leerink LLC and JMP Securities LLC, as our sales agents (Agents), pursuant to which we may offer and sell from time to time through the Agents up to $150 million in shares of our common stock through an “at-the-market” program.

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

We may seek to raise capital through public equity or debt financings, collaborative agreements or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

▪	the progress, costs, trial design, results of and timing of our various clinical trials of our product candidates;
▪	the progress, costs and results of our research pipeline;
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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(59,520)	$(43,089)
Net cash (used in) provided by investing activities	(3,923)	83,486
Net cash (used in) provided by financing activities	(548)	114,132
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(63,991)	$154,529

Cash Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2022 was $59.5 million, which consisted of a net loss of $78.5 million partially offset by a net increase of $0.2 million in our net operating assets and liabilities and $18.8 million in non-cash charges. The net increase in our operating assets and liabilities was primarily due to increases of $2.3 million in prepaid expenses, $1.2 million in accounts payable and accrued expenses and $0.2 million in other current assets. These increases were partially offset by decreases of $3.3 million in operating lease liabilities and $0.2 million in other assets. The non-cash charges primarily consisted of stock-based compensation expense of $12.4 million, non-cash operating lease expense of $4.5 million, depreciation and amortization expenses of $1.8 million and impairment charges of $0.1 million in connection with the Strategic Plan.

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

Cash (Used in) Provided by Investing Activities

Cash used in investing activities during the six months ended June 30, 2022 was $3.9 million, consisting of purchases of property and equipment.

Cash provided by investing activities during the six months ended June 30, 2021 was $83.5 million, consisting primarily of sales and maturities of investments of $84.0 million, offset by purchase of property and equipment of $0.5 million.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities during the six months ended June 30, 2022 was $0.6 million, consisting primarily of payments of issuance costs for “at-the-market” offering of $0.8 million and principal payments for finance lease liabilities of $0.1 million, partially offset by proceeds received from stock option exercises of $0.1 million and proceeds received from shares issued per employee stock purchase plan of $0.2 million.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on February 24, 2022, as amended by Form 10-K/A (Amendment No. 1) filed on March 25, 2022, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the quarter ended June 30, 2022, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on February 24, 2022, as amended by Form 10-K/A (Amendment No. 1) filed on March 25, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022, as amended by Form 10-K/A (Amendment No. 1) filed on March 25, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•

We have conducted clinical trials for AMT-101 and AMT-126 outside of the United States, and continue to conduct such trials for AMT-101, and geo-political events such as the conflict between Russia and Ukraine has and may continue to delay the completion of certain of our clinical trials and increase costs associated with such clinical trials;

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

We have no products approved for commercial sale and have not generated any revenue from product sales. We are developing a novel technology platform which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. While we are conducting Phase 2 clinical trials for our most advanced product candidate, AMT-101, a GI-selective oral fusion of IL-10 and our proprietary carrier molecule, and are have conducted a Phase 1a clinical trial of AMT-126, a GI-selective oral fusion of IL-22 and our proprietary carrier molecule, we have not initiated clinical trials for any of our other product candidates. To date, we have not obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third-party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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

We have incurred net losses in each reporting period since our inception, including net losses of $35.9 million and $23.6 million during the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $318.2 million.

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

We expect to continue to incur significant expenses and increasingly higher operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

▪	continue our research and discovery activities;
▪	continue the development of our proprietary technology platform;
▪	progress our current and any future product candidates through preclinical and clinical development;
▪	initiate and conduct additional preclinical, clinical, or other studies for our product candidates;
▪	work with our CDMOs to manufacture our product candidates for our clinical trials;
▪	continue to establish, operate and ramp-up our manufacturing operations at our facility located in South San Francisco;
▪	change or add additional contract manufacturers or suppliers;
▪	seek regulatory approvals and marketing authorizations for our product candidates;
▪	establish sales, marketing, and distribution infrastructure to commercialize any products for which we obtain approval;
▪	take steps to seek protection of our intellectual property and defend our intellectual property against challenges from third parties;
▪	obtain, expand, maintain, protect, and enforce our intellectual property portfolio;
▪	pursue any licensing or collaboration opportunities;
▪	attract, hire, and retain qualified personnel including clinical, scientific, management, and administrative personnel;

▪	provide additional internal infrastructure to support our continued research and development operations and any planned commercialization efforts in the future;
▪	experience increased expenses as a result of increasing inflation;
▪	experience any delays or encounter other issues related to our operations including as a result of the Russia/Ukraine conflict;
▪	implement operations, financial, and management information systems;
▪	meet the requirements and demands of being a public company; and
▪	defend against any product liability claims or other lawsuits related to our products or operations.

Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity, working capital, and our ability to fund our development efforts and achieve and maintain profitability. In any particular period, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

We have historically financed our operations primarily through private placements of our convertible preferred stock and the sale of common stock in public equity issuances, such as our IPO in June 2020 and our follow-on equity offering in April 2021. In addition, on January 27, 2022, we entered into a Sales Agreement with SVB Leerink LLC and JMP Securities LLC, as our sales agents (Agents), pursuant to which we may offer and sell from time to time through the Agents up to $150 million in shares of our common stock through an “at-the-market” program. We may seek to raise capital through debt financings, private or public convertible debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to us. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our development efforts, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations.

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

As of June 30, 2022, we had cash and cash equivalents of $95.8 million. In April 2021, we issued common stock in a follow-on public offering which resulted in net proceeds of $112.8 million after deducting the underwriting discounts and commissions and offering expenses. On March 11, 2022, we filed a final shelf registration statement on Form S-3 which allows us to undertake various offerings. In addition, on January 27, 2022, we entered into a Sales Agreement with the Agents pursuant to which we may offer and sell from time to time through the Agents up to $150 million in shares of our common stock through an “at-the-market” program. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operations at least 12 months after the date of issuance of the condensed financial statements. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may prove inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

Additional capital may not be available when we need it, on terms acceptable to us or at all. We have no committed source of additional capital. If adequate capital is not available to us on a timely basis or on acceptable terms, we may be required to significantly delay, scale back, or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations, or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, and growth prospects, and cause the price of our common stock to decline. For example, we recently paused development activities on AMT-126 and our respiratory product candidate in order to focus our resources on the AMT-101 development program.

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

We have limited resources and are currently focusing our efforts on developing AMT-101 for particular indications and advancing our clinical trials. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

We are currently focused on developing our most advanced product candidate, which is AMT-101. Our goal is to focus on AMT-101 in the near term, and later expand the therapeutic and commercial potential of our targets and product candidates to additional indications to maximize value and increase our probability of success. Due to the significant resources required for the development of our product candidates, we must focus on specific product candidates and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or indications may not lead to the development of any viable commercial product and may divert resources away from better opportunities. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in immunology and inflammation, gastroenterology, and metabolic diseases, or the biopharmaceutical industry as a whole, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to maximize profitability on our product candidates, capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

If third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may be unable to complete, or may be delayed in completing, our preclinical studies or our clinical trials, and we will not be able to obtain, or may be delayed in obtaining, marketing approvals for any product candidates we may develop and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines. For example, completion of our Phase 2 MARKET combination trial of oral AMT-101 with anti-TNFα in moderate-to-severe ulcerative colitis patients was delayed because we increased total enrollment from 30 patients to 51 patients due to an imbalance in the trial’s planned 1:1 randomization. In addition, the ongoing conflict between Russia and Ukraine has and may continue to impact our CROs, CDMOs and clinical investigators’ ability to conduct our LOMBARD trial in Ukraine, Russia and other Eastern European countries, and may prevent us from obtaining data on patients already enrolled at sites in these countries. This could negatively impact the completion of our clinical trials and/or analyses of clinical results, which could materially harm our business.

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

We may need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As our development plans and strategies develop, we may need to add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Since the COVID-19 virus was reported in December 2019 in Wuhan, China, the virus has spread extensively throughout the world, resulting in the World Health Organization characterizing COVID-19 as a pandemic. While significant progress in addressing the pandemic has been made with multiple vaccines and treatment options now available, the emergence of highly transmissible variants of the virus have resulted in periodic surges in infection rates around the world and a cycle of fluctuating public health restrictions designed to mitigate the spread of the virus. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the spread or emergence of new variants, the duration and severity of surges in outbreaks, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. As a result of the COVID-19 pandemic, we have experienced and could experience future disruptions that could severely impact our business, current and planned clinical trials and preclinical studies, including:

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

We have never completed a clinical development program. We are currently focused on developing AMT-101 and have recently paused development activities on AMT-126 and our respiratory product candidate. None of our product candidates have advanced into late-stage development and it may be years before any such trial is initiated, if at all. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.

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

We may also need to increase our planned enrollment for clinical trials. For example, we increased total enrollment from 30 patients to 51 patients due to an imbalance in the trial’s planned 1:1 randomization for the Phase 2 MARKET combination trial of oral AMT-101 with anti-TNFα in moderate-to-severe ulcerative colitis patients. In addition, the size and nature of the patient populations of the indications for which we are targeting may present difficulties or delays in enrollment due to factors such as being orphan disease populations or competition for patients with other trials. For example, we are aware of multiple clinical trials in UC being conducted by competitors, and certain of our ongoing trials are competing for the same patient population, both of which may make it difficult for us to enroll sufficient patients.

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

We have conducted clinical trials for AMT-101 and AMT-126 outside of the United States, and continue to conduct such trials for AMT-101, and we may do so for our other product candidates, which exposes us to additional risks. For example, the FDA, EMA, and applicable foreign regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We have conducted our Phase 2 clinical trials for AMT-101 and our Phase 1 clinical trial for AMT-126 in countries outside of the United States, and we continue to conduct such trials for AMT-101. We also plan to conduct additional future clinical trials outside the United States. The acceptance of trial data from clinical trials conducted outside the United States by the FDA, EMA, or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, or any applicable foreign regulatory authority will accept data from trials conducted outside their applicable jurisdiction. If the FDA, EMA, or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

For example, currently there is a conflict involving Russia and Ukraine. Our AMT-101 Phase 2 LOMBARD trial currently includes clinical trial sites located in Ukraine, Russia, and other Eastern European countries. This conflict has and may continue to impact our ability to conduct certain of our trials in Ukraine, Russia and other Eastern European countries, and may prevent us from obtaining data on patients already enrolled at sites in these countries. This could negatively impact the completion of our clinical trials and/or analyses of clinical results or result in increased costs, all of which could materially impact our ability to obtain regulatory approval for our product candidates and harm our business.

Also, recent and potential global supply chain disruptions and geo-political events may impact our ability to manufacture and deliver trial drug supply to our clinical trial sites, particularly those outside the United States. If we or our contractors are unable to deliver sufficient quantities of a study product candidate, the completion of our clinical trials may be delayed, which could materially harm our business.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular product candidate, our ability to advance a product candidate to the next phase of clinical development, the approvability or commercialization of the particular product candidate or product, and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business.  If the preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in the election on November 3, 2020. The CPRA creates obligations relating to consumer data as of January 1, 2022, with enforcement anticipated to begin July 1, 2023. The CPRA modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation such as Colorado, Virginia, Utah, and Connecticut. Aspects of these state laws remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Additionally, the U.S. federal government is contemplating federal privacy legislation.

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

We may be subject to claims that former employees or other third parties have an interest in our patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, our Co-Founder, Dr. Randall Mrsny, was an employee of both our company and the University of Bath and currently remains an employee of the University of Bath, and as such, we must ensure that we own our intellectual property that was conceived or developed by Dr. Mrsny while he was our employee and that he is under obligation to assign to our company. We may have inventorship or ownership disputes arise from conflicting obligations of our founders, employees, consultants, or others who are involved in developing our product candidates or other technologies, such as with the University of Bath. Litigation may be necessary to defend against any claims challenging inventorship or ownership of our patents, trade secrets, or other intellectual property. If the defense of any such claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates and other technologies. Even if we are successful in defending against any such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

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

The U.S. government has enacted a myriad of new sanctions through executive orders that prohibit U.S. companies from engaging in a wide range of activities with numerous government-related and private entities and individuals in Russia. Although the U.S. government has now authorized certain intellectual property-related transactions in Russia, including the filing and prosecution of any application to obtain a patent, trademark, or copyright, as well as the payment of renewal and maintenance fees, the sanctions on Russia may still impede our ability to file, prosecute, and maintain patents or other intellectual property rights in Russia. For example, the sanctions may make it difficult or impossible to pay for third-party intermediaries who facilitate and/or advise us regarding obtaining, maintaining and/or enforcing our intellectual property rights in Russia, which could result in a loss or lapse of patent rights. In addition, the Russian government has decreed that owners of Russian patents from designated “unfriendly” countries, which includes the U.S., will not be entitled to any compensation for use of their patents. This may prevent us from enforcing our Russian patents against Russian entities or individuals who are infringing our patents in Russia. Thus, even if a Russian patent can be maintained, it may not be possible to enforce the patent until the decree and/or sanctions are lifted.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate, and retain highly qualified managerial, scientific, and clinical development personnel. We are highly dependent on our management and our scientific, technical, business, and medical personnel. Under the Strategic Plan, we recently reduced our workforce by approximately 40%. The loss of the services provided by any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in the development of our product candidates and harm our business. Additionally, the COVID-19 pandemic and/or the highly competitive job market has interfered with our ability to hire or retain personnel and we have been required to increase our compensation and incentive packages, and be more flexible in allowing personnel to work remotely from other cities to attract and retain personnel.

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

We are and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, product liability, employment, class action, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings. We implemented a reduction in force as part of our Strategic Plan earlier this year and the attendant layoffs increase the risk of claims being made by or on behalf of affected employees. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

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

Inflation in the global economy could negatively impact our business and results of operations.

General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. General inflation, including rising prices for our trial drug supply, CROs, CDMOs and rising salaries negatively impact our business by increasing our operating expenses. To the extent general inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. On March 11, 2022, we filed a final shelf registration statement on Form S-3 which allows us to undertake various offerings. In addition, on January 27, 2022, we entered into a Sales Agreement with the Agents pursuant to which we may offer and sell from time to time through the Agents up to $150 million in shares of our common stock through an “at-the-market” program. If we or our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.

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

We have in the past and may in the future seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. For example, on April 6, 2021, we completed a follow-on offering and issued 2,875,000 shares of our common stock at a price of $42.00 per share. In addition, on March 11, 2022, we filed a final shelf registration statement on Form S-3 which allows us to undertake various offerings. In addition, on January 27, 2022, we entered into a Sales Agreement with the Agents pursuant to which we may offer and sell from time to time through the Agents up to $150 million in shares of our common stock through an “at-the-market” program. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 45% of our voting stock. As a result, this group of stockholders, if they act together, will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, which might affect the prevailing market price for our common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Separation Agreement by and between the Company and Randall Mrsny, dated June 15 2022.*#	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*Management contract or compensation plan.

#Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

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

Applied Molecular Transport Inc.

Date: Aug 4, 2022	By:	/s/ Tahir Mahmood
Tahir Mahmood, Ph.D.
Co-Founder and Chief Executive Officer

Date: Aug 4, 2022	By:	/s/ Brandon Hants
Brandon Hants
Chief Financial Officer