Form 10-Q
period 2022-09-30
Applied Molecular Transport Inc.
filed 2022-11-07
CIK 1801777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 38,943,097 shares of common stock, $0.0001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information regarding our expectations on the timing of clinical study initiation and results and the timing and success of future development of our product candidates, potential regulatory approval of our product candidates, our possible or assumed future results of operations and expenses, business strategies and plans, trends, market sizing, competitive position, industry environment, potential growth opportunities, reliance on third parties, financing needs, the sufficiency of the Company’s existing cash and cash equivalents, our ability to protect our intellectual property position, the impact on our business of certain geo-political events, the development of macroeconomic conditions, the impact of the COVID-19 pandemic on our business, and impact of the Affordable Care Act and other legislation and regulation, among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Applied Molecular Transport Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$76,020	$159,821
Prepaid expenses	3,210	6,685
Other current assets	1,047	594
Total current assets	80,277	167,100
Property and equipment, net	8,780	6,998
Operating lease ROU assets, net	33,446	38,142
Finance lease ROU assets, net	639	652
Restricted cash	916	1,025
Other assets	549	121
Total assets	$124,607	$214,038
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,374	$2,211
Accrued expenses	8,043	8,226
Lease liabilities, operating lease - current	4,449	3,584
Lease liabilities, finance lease - current	258	237
Total current liabilities	14,124	14,258
Lease liabilities, operating lease	31,785	35,785
Lease liabilities, finance lease	59	167
Other liabilities	244	241
Total liabilities	46,212	50,451
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value, 450,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 38,943,097 and 38,619,957 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	421,762	403,228
Accumulated deficit	(343,371)	(239,645)
Total stockholders’ equity	78,395	163,587
Total liabilities and stockholders’ equity	$124,607	$214,038

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$18,238	$18,350	$75,386	$49,765
General and administrative	7,288	7,641	28,738	20,333
Total operating expenses	25,526	25,991	104,124	70,098
Loss from operations	(25,526)	(25,991)	(104,124)	(70,098)
Interest income, net	321	5	393	104
Other income (expense), net	(1)	(6)	5	(90)
Net loss	$(25,206)	$(25,992)	$(103,726)	$(70,084)
Net loss per share, basic and diluted	$(0.65)	$(0.68)	$(2.68)	$(1.88)
Weighted-average shares of common stock outstanding, basic and diluted	38,914,570	38,437,096	38,769,226	37,273,178
Comprehensive loss:
Net loss	$(25,206)	$(25,992)	$(103,726)	$(70,084)
Other comprehensive loss:
Unrealized loss on investments	—	(5)	—	(26)
Total comprehensive loss	$(25,206)	$(25,997)	$(103,726)	$(70,110)

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
As of December 31, 2021	38,619,957	$4	$403,228	$—	$(239,645)	$163,587
Exercise of common stock options	34,206	—	60	—	—	60
Stock-based compensation expense	—	—	6,773	—	—	6,773
Net loss	—	—	—	—	(42,575)	(42,575)
As of March 31, 2022	38,654,163	$4	$410,061	$-	$(282,220)	$127,845
Issuance of common stock from employee stock purchase plan	66,497	—	231	—	—	231
Exercise of common stock options	16,073	—	31	—	—	31
Issuance of common stock upon vesting of restricted stock units	161,962	—	—	—	—	—
Stock-based compensation expense	—	—	5,590	—	—	5,590
Net loss	—	—	—	—	(35,945)	(35,945)
As of June 30, 2022	38,898,695	$4	$415,913	$-	$(318,165)	$97,752
Exercise of common stock options	3,430	—	7	—	—	7
Issuance of common stock upon vesting of restricted stock units	40,972	—	—	—	—	—
Stock-based compensation expense	—	—	5,842	—	—	5,842
Net loss	—	—	—	—	(25,206)	(25,206)
As of September 30, 2022	38,943,097	$4	$421,762	$-	$(343,371)	$78,395

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Condensed Statements of Stockholders’ Equity (continued)

(unaudited)

(in thousands, except share data)

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

Applied Molecular Transport Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(103,726)	$(70,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	18,205	11,221
Depreciation and amortization	2,468	2,403
Non-cash operating lease expense	6,433	2,117
Loss on impairment of property and equipment	80	—
Loss on disposal of property and equipment	—	71
Net accretion of discounts on investments	—	(69)
Changes in operating assets and liabilities:
Prepaid expenses	3,475	(3,192)
Other current assets	336	(313)
Other assets	(428)	75
Accounts payable	(837)	(1,807)
Accrued expenses	(221)	1,520
Operating lease liabilities	(4,872)	(2,071)
Other liabilities	3	—
Net cash used in operating activities	(79,084)	(60,129)
Investing activities
Purchases of property and equipment	(4,146)	(906)
Proceeds from sales and maturities of investments	—	94,000
Net cash (used in) provided by investing activities	(4,146)	93,094
Financing activities
Payments of deferred offering costs for “at-the-market” offering	(806)	—
Principal payments on finance lease liabilities	(203)	(173)
Proceeds from issuance of common stock from employee stock purchase plan	231	276
Proceeds from exercise of common stock options	98	1,660
Proceeds from follow-on offering, net of underwriters' commission	—	113,505
Payments of issuance costs for follow-on offering	—	(704)
Net cash (used in) provided by financing activities	(680)	114,564
Net (decrease) increase in cash, cash equivalents and restricted cash	(83,910)	147,529
Cash, cash equivalents and restricted cash, beginning of period	160,846	5,951
Cash, cash equivalents and restricted cash, end of period	$76,936	$153,480
Supplemental cash flow data:
Cash paid for interest on finance lease liabilities	$21	$25
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$23	$266
Deferred offering costs included in accounts payable and accrued expenses	$15	$—

The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.

Notes to the Condensed Financial Statements

(unaudited)

1. Business and Principal Activities

Description of Business

Applied Molecular Transport Inc. (the Company) is a clinical-stage biopharmaceutical company leveraging its proprietary technology platform to design and develop a pipeline of novel oral and respiratory biologic product candidates to treat autoimmune, inflammatory, metabolic, and other diseases. The Company’s principal operations are in the United States with its headquarters in South San Francisco, California.

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

Liquidity and Capital Resources

Management believes that its existing cash and cash equivalents as of September 30, 2022 will be sufficient to allow the Company to fund its current operating plan through at least 12 months from the date that this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (SEC).

The Company has incurred significant losses and negative cash flows from operations since its inception. As of September 30, 2022, the Company had an accumulated deficit of $343.4 million and does not expect positive cash flows from operations in the foreseeable future. The Company expects to incur significant and increasing losses until regulatory approval is granted and successful commercialization is achieved for any of its product candidates. Regulatory approval is not guaranteed and may never be obtained. The Company has historically financed its operations primarily through private placements of its convertible preferred stock and sale of common stock upon the completion of the Initial Public Offering (IPO) and follow-on equity offering. In addition, on January 27, 2022, the Company entered into a Sales Agreement with SVB Securities LLC and JMP Securities LLC, as the Company’s sales agents (Agents), pursuant to which the Company may offer and sell from time to time through the Agents up to $150.0 million in shares of the Company’s common stock through an “at-the-market” program (ATM facility). As of September 30, 2022, the Company had not yet sold any shares of common stock under the ATM facility. The Company may seek to raise additional capital through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

Strategic Plan Announcement

In May 2022, the Company implemented a strategic plan to focus the business on its clinical program for AMT-101 (Strategic Plan). The Strategic Plan is intended to preserve capital, ensuring that the Company is appropriately resourced to advance AMT-101 through key development milestones.

Employment Related Agreements

Under the Strategic Plan, the Company reduced its workforce by approximately 40%. Impacted employees received notice that their positions were eliminated on May 16, 2022. Impacted employees were eligible to receive severance benefits and Company funded COBRA premiums, contingent upon an impacted employee’s execution (and non-revocation) of a customary separation agreement, which included a general release of claims against the Company. For certain employees, the Company accelerated vesting of restricted stock units (“RSUs”) to May 16, 2022 from the original vesting date of June 1, 2022.

In connection with the Strategic Plan, the Company recognized restructuring charges of approximately $3.8 million in the nine months ended September 30, 2022. These restructuring charges were primarily related to severance payments and other employee-related separation costs of $3.3 million, contract termination fees of $0.5 million, a lease termination fee of $0.3 million, impairment of property and equipment of $0.1 million and insignificant legal expenses, partially offset by a $0.4 million reduction in stock-based compensation expense as a result of applying modification accounting for accelerated vesting of RSUs. As of September 30, 2022, accrued contract termination fees of $0.4 million remained unpaid and are expected to be paid within one year.

Risks and Uncertainties

The COVID-19 virus has spread extensively throughout the world, resulting in the World Health Organization characterizing COVID-19 as a pandemic. While significant progress in addressing the pandemic has been made with multiple vaccines and treatment options now available, the emergence of highly transmissible variants of the virus have resulted in periodic surges in infection rates around the world and a cycle of fluctuating public health restrictions designed to mitigate the spread of the virus. The extent to which the COVID-19 pandemic impacts the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted, such as the spread or emergence of new variants, the duration and severity of surges in outbreaks, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. The Company continues to have a hybrid work environment with a majority of the Company’s workforce either working exclusively from home or working from home for part of their work week. The Company’s financial results could be affected by the COVID-19 pandemic in various ways. As a result of the COVID-19 pandemic, the Company has experienced and could experience disruptions that could severely impact the Company’s business, current and planned critical trials and preclinical studies. For example, the COVID-19 pandemic could result in delays to the Company’s clinical trials and preclinical studies for numerous reasons including difficulties in enrolling patients or healthy volunteers, diversion of healthcare resources away from the conduct of clinical trials, delays in receiving regulatory authorities to initiate clinical trials, and delays in receiving supplies to conduct clinical trials and preclinical studies. There has also been an increase in infections from COVID-19 variants which has impacted patient recruitment at certain of the Company’s clinical trial sites and could result in increased costs and delays. In addition, as a result of ongoing COVID-19 research and the current global supply chain issues, there is currently limited availability for certain resources required to conduct some of the Company’s preclinical studies and clinical trials, which may result in longer lead times, increased costs, and delays in completing preclinical studies and clinical trials. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of the clinical trial and other related business activities. The Company is carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on the Company’s financial condition and results of operations as of September 30, 2022.

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

The extent of the ongoing impact of macroeconomic events on the Company’s business and on global economic activity is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time, although the impacts are expected to continue and may significantly affect the Company’s business. The Company expects that the impacts on its business will continue through this period of economic uncertainty as supply chain issues, inflation and other factors continue to worsen or emerge. Accordingly, management is carefully evaluating its liquidity position, communicating with and monitoring the actions of its suppliers and continuing to review its near-term operating expenses as the uncertainty related to these factors continues to unfold. The risks related to the Company’s business, including further discussion of the impact and possible future impacts of the COVID-19 pandemic and current economic conditions on the Company’s business, are further described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

2. Summary of Significant Accounting Policies

Condensed Financial Statements (Unaudited)

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2021 was derived from the Company’s audited financial statements. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim periods or future years.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K, originally filed with the SEC on February 24, 2022, as amended by Form 10-K/A (Amendment No. 1) filed on March 25, 2022.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. Assets and liabilities reported in the Company’s condensed balance sheets and expenses and income reported are affected by estimates and assumptions, which are used for, but are not limited to, recording research and development expenses and related accruals, and determining the fair value of stock options for stock-based compensation expense. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic. Actual results could differ from such estimates or assumptions.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and investments. From time to time, the Company invests in U.S. Treasury securities. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents, and investments to the extent recorded in the condensed balance sheets. The Company has not experienced any losses on its deposits of cash, cash equivalents, and investments. The Company is subject to a number of risks similar to other clinical-stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future preclinical studies or clinical trials, its reliance on third parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s product candidates, protection of its proprietary technology, and the need to secure and maintain adequate manufacturing arrangements with third parties or develop internal manufacturing capabilities. The Company’s product candidates will require approval from the U.S. Food and Drug Administration (FDA) and/or comparable foreign regulatory agencies prior to commercialization in their respective jurisdictions. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability.

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

Restricted Cash

As of September 30, 2022, the Company had $0.9 million in restricted cash, which was classified as long-term on the Company’s condensed balance sheets. The restricted cash was attributable to a letter of credit issued by the Company in connection with the operating lease for the Company’s headquarters (See Note 5). The letter of credit will expire 90 days after the expiration of the lease in 2029.

During the nine months ended September 30, 2022, the Company collected its $0.1 million letter of credit associated with the expiration of an operating lease.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed statements of cash flows (in thousands):

	September 30,	September 30,
	2022	2021
Cash and cash equivalents	$76,020	$152,455
Restricted cash	916	1,025
Total cash, cash equivalents and restricted cash	$76,936	$153,480

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

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss is recognized when the remaining book value of an asset is not recoverable. The Company recorded impairment charges of $0.1 million related to laboratory and manufacturing equipment in connection with the Strategic Plan during the nine months ended September 30, 2022. There was no other impairment to the Company’s long-lived assets during the nine months ended September 30, 2021.

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

The Company has operating leases for its corporate offices, laboratory, and manufacturing and warehouse facilities. Fixed lease payments on operating leases are recognized as lease expense over the expected term of the lease on a straight-line basis. The Company’s real estate operating leases require payment of common area maintenance, real estate taxes, and insurance. These components are recognized as variable lease expense in the period in which the obligation is incurred. As these costs are generally variable in nature, they are not included in the measurement of the operating lease ROU asset and related lease liability. Fixed and variable lease expense on operating leases is recognized within operating expenses within the Company’s condensed statements of operations and comprehensive loss. Sublease income is recognized on a straight-line basis over the sublease term and is recorded net against the head lease expense.

The Company has various finance leases for laboratory and manufacturing equipment. Interest expense from fixed payments on finance leases is recognized using the effective interest method. Finance lease ROU asset amortization and interest expense are recorded within operating expenses and interest income, net, respectively, within the Company’s condensed statements of operations and comprehensive loss.

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

Stock-Based Compensation Expense

The Company maintains both an equity incentive plan and an employee stock purchase plan (ESPP) as long-term incentives for its employees, consultants, and non-employee directors. Under the equity incentive plan, the Company is authorized to grant various equity-based incentives including stock options and restricted stock units (RSUs). The ESPP provides for 24-month offering periods and each offering period may contain up to four six-month purchase periods. The ESPP allows employees to purchase shares of the Company’s common stock each purchase period based on a percentage of their compensation subject to certain limits.

The Company accounts for stock-based compensation expense by measuring and recognizing compensation expense for all share-based payments made to employees and non-employees based on estimated grant-date fair values. The grant-date fair values for options are recorded as stock-based compensation expense on a straight-line basis over each recipient’s requisite service period, which is generally the vesting period. The grant-date fair values for purchase rights granted under the ESPP are recorded as stock-based compensation expense on a straight-line basis over the applicable offering period. Actual forfeitures of unvested equity awards are recognized as they occur by reversing any expense previously recorded for the award.

The Company estimates the fair value of stock options granted to employees and non-employees using the Black-Scholes model. The Company estimates the fair value of purchase rights granted under the ESPP for an offering period using the Black-Scholes model. The Black-Scholes model requires the input of subjective assumptions, including expected volatility, expected dividend yield, expected term and the risk-free rate of return.

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

Financial instruments consist of cash and cash equivalents, restricted cash, other current assets, accounts payable and accrued expenses. As of September 30, 2022 and December 31, 2021, the Company’s financial instruments carried at fair value on a recurring basis consists of money market funds, which are included in cash and cash equivalents. Other financial instruments are recorded at carrying amounts that approximate their fair value due to their short-term nature.

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

The Company adopted the new standard on January 1, 2021 using the modified retrospective approach. The Company has elected to apply the transition method that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the condensed financial statements and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit on the date of adoption. The Company has lease agreements that contain both lease components (for example fixed rent payments) and non-lease components (for example, common-area maintenance costs), and has elected to combine lease and non-lease components for all classes of assets. The Company also elected the “package of practical expedients”, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Lastly, the Company elected a practical expedient to use hindsight in determining the lease term for all its leases.

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

3. Fair Value Measurements

The Company follows guidance provided in ASC 820, Fair Value Measurement, for valuation of financial assets and financial liabilities and for nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		September 30, 2022
	Fair Value		Gross	Gross
	Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds invested in U.S. government obligations(1)	Level 1	$75,242	$—	$—	$75,242
Total		$75,242	$—	$—	$75,242
(1)	Included in cash and cash equivalents on the condensed balance sheets

		December 31, 2021
	Fair Value		Gross	Gross
	Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds invested in U.S. government obligations(1)	Level 1	$159,010	$—	$—	$159,010
Total		$159,010	$—	$—	$159,010
(1)	Included in cash and cash equivalents on the condensed balance sheets

The fair values of money market funds were based on quoted prices in active markets and has been classified as Level 1 financial instruments.

4. Balance Sheet Components

Prepaid Expenses

Prepaid clinical expenses were $1.2 million and $5.2 million as of September 30, 2022 and December 31, 2021, respectively. Other prepaid expenses as of September 30, 2022 and December 31, 2021 included prepaid amounts for insurance and other services.

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Laboratory and manufacturing equipment	$11,421	$9,375
Leasehold improvements	5,246	2,607
Computer and office equipment	508	293
Construction in progress	51	870
Total property and equipment, gross	17,226	13,145
Accumulated depreciation	(8,446)	(6,147)
Total property and equipment, net	$8,780	$6,998

Depreciation was $0.6 million and $0.8 million during the three months ended September 30, 2022 and 2021, respectively. Depreciation was $2.3 million and $2.3 million during the nine months ended September 30, 2022 and 2021, respectively.

There were no disposals during the nine months ended September 30, 2022 and 2021, respectively.

Right-of-Use Assets, Net

Right-of-use assets, net consisted of the following as of September 30, 2022 (in thousands):

	Operating Leases	Finance Leases	Total
Right-of-use assets	$38,798	$1,107	$39,905
Accumulated amortization	(5,352)	(468)	(5,820)
Right-of-use assets, net	$33,446	$639	$34,085

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Research and development expenses	$3,857	$2,917
Compensation expenses	2,978	3,636
Professional services	729	881
Property and equipment	23	215
Other	456	577
Total accrued expenses	$8,043	$8,226

Accrued research and development expenses were primarily related to clinical trials, preclinical studies, contract manufacturing and materials.

5. Leases

Operating Leases

The Company has operating leases for its corporate offices, laboratory, and manufacturing and warehouse facilities. The leases include renewal options to extend the lease term, which were not included in the measurement of the right-of-use asset and the associated lease liability as it was not reasonably certain that the Company would exercise the options.

In February 2021, the Company entered into an operating lease for its headquarters comprising 84,321 of rentable square feet of office, laboratory and manufacturing space in South San Francisco, California (HQ Lease), delivered in two phases. In July 2021, the Company began occupying a portion of the building and in October 2021, the Company occupied the remaining portion. The lease expires in October 2029 with options to renew for two five-year terms each. The HQ Lease has escalating rent payments and includes an abatement period in which the Company was not required to remit monthly rent payments until October 2021. Under the terms of the HQ Lease, the Company was required to provide the landlord with a letter of credit in the amount of $0.9 million (See Note 2).

In connection with implementing the Strategic Plan to preserve capital, in July 2022, the Company entered into an agreement to sublease approximately 22,000 rentable square feet of space in its headquarters. The sublease agreement has a term of 30 months from the commencement date of August 1, 2022 and provides that the Company will receive monthly base rent amounts escalating over the term of the sublease plus reimbursement of the subtenant’s proportionate share of operating expenses. The subtenant was not provided any renewal or extension options. The Company’s future sublease income exceeded the amount required to be paid to the Company’s landlord for the subleased space for the term of the sublease. As such, no impairment of the related ROU asset or leasehold improvements was warranted.

In December 2016, the Company entered into an operating lease for approximately 18,748 rentable square feet of office and laboratory space in South San Francisco, California, which previously served as the Company’s headquarters. The lease expires in August 2024 with options to renew for two three-year terms each. In September 2021, the Company entered into a sublease of its former headquarters facility in which the rental period was co-terminus with the term of the head lease. The subtenant was not provided any renewal or extension options. The Company received a security deposit of approximately $0.2 million which was classified as non-current other assets on the condensed balance sheets. The Company’s future sublease income exceeded the amount required to be paid to the Company’s landlord for the subleased space and no impairment of the related ROU asset or leasehold improvements was warranted.

In September 2020, the Company entered into an operating lease for approximately 4,000 rentable square feet of warehouse space in South San Francisco, California, which was amended to approximately 20,000 rentable square feet in July 2021. The lease expires in July 2029 with an option to renew for an additional two-year term. The landlord provided the Company with a tenant improvement allowance of up to $0.3 million, which was received in September 2022. The Company included the landlord incentive in the measurement of the initial operating lease liability, which was also reflected as a reduction to the initial ROU asset.

Finance Leases

The Company has various finance lease agreements for laboratory and manufacturing equipment. The terms of the Company’s finance leases generally range from three to five years and are typically secured by the underlying equipment. The portion of the future payments designated as principal repayments were classified as finance lease liabilities on the Company’s condensed balance sheet.

The following table summarizes total lease expense for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Condensed Statements of Operations and Comprehensive Loss Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Operating lease expense	Operating expenses	$1,923	$864	$6,432	$2,117
Finance lease expense:
Amortization of ROU assets	Operating expenses	55	48	161	144
Interest on lease liabilities	Interest income, net	6	7	21	25
Variable lease expense	Operating expenses	657	258	1,789	724
Short-term lease expense	Operating expenses	9	9	76	24
Sublease income	Operating expenses	(665)	—	(1,396)	—
Total lease expense		$1,985	$1,186	$7,083	$3,034

The following table summarizes supplemental cash flow information for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$4,872	$2,071
Operating cash flows from finance leases	21	25
Financing cash flows from finance leases	203	173
Right-of-use asset obtained in exchange for new operating lease liability	563	7,056
Right-of-use asset obtained in exchange for new finance lease liability	148	—

The following table summarizes maturities of lease liabilities and sublease income as of September 30, 2022 (in thousands):

	Operating Leases	Sublease Income	Finance Leases
2022 (remaining three months)	$1,911	$(820)	$69
2023	7,723	(3,327)	216
2024	7,433	(2,898)	45
2025	6,550	(158)	8
2026	6,727	—	—
Thereafter	19,314	—	—
Total lease payments (undiscounted)	49,658	$(7,203)	338
Less interest or imputed interest	(13,424)		(21)
Total present value of lease liabilities	36,234		317
Less: Lease liabilities, current	(4,449)		(258)
Lease liabilities, non-current	$31,785		$59

The following table summarizes remaining lease terms and discount rates as of September 30, 2022:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	6.58	1.43
Weighted-average discount rate	10.23%	7.55%

6. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of September 30, 2022 and December 31, 2021, and no material legal proceedings are currently pending or threatened.

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

7. Common Stock

As of September 30, 2022 and December 31, 2021, the Company was authorized to issue 450,000,000 shares of $0.0001 par value common stock. Common stockholders are entitled to dividends if and when declared by the Board of Directors. The holder of each share of common stock is entitled to one vote. The Company has never declared or paid dividends on its common stock.

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	September 30,	December 31,
	2022	2021
Stock options outstanding	6,069,603	4,442,864
RSUs outstanding	747,676	717,440
Shares available for future grants under equity incentive plans	3,893,649	2,876,270
Shares available for issuance under ESPP	956,664	636,962
Total	11,667,592	8,673,536

On January 27, 2022, the Company entered into a Sales Agreement with SVB Securities LLC and JMP Securities LLC, as the Company’s sales agents (Agents), pursuant to which the Company may offer and sell from time to time through the Agents up to $150.0 million in shares (Shares) of the Company’s common stock through the ATM facility. As of September 30, 2022, the Company had not yet sold any shares of common stock under the ATM facility.

The Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-263501) and the final prospectus supplement, which was filed on March 11, 2022.

8. Stock-Based Compensation Expense

2020 Equity Incentive Plan

The Company’s 2020 Equity Incentive Plan (2020 Plan) provides for the granting of incentive stock options (ISO), nonstatutory stock options (NSO), restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to employees, directors, and consultants. The Company initially reserved for issuance 3,768,075 shares of common stock pursuant to the 2020 Plan. The shares reserved for issuance under the 2020 Plan automatically increases on January 1 of each year, starting on January 1, 2021 by the lesser of (i) 3,140,062 shares, (ii) 5% of the shares of the Company’s common stock outstanding on the last day of its immediately preceding fiscal year, or (iii) such other amount as determined by the Company’s Board of Directors. Accordingly, effective January 1, 2022 and 2021, the number of shares in the 2020 Plan increased by 1,930,997 and 1,756,068 shares, respectively, each representing 5% of the prior year end’s common stock outstanding. As of September 30, 2022, 2,893,649 shares of common stock remained available for future issuance under the 2020 Plan.

The Company utilizes stock options and RSUs for equity compensation. Generally, these awards vest over a four year period, subject to continuing service.

Options under the 2020 Plan may be granted for periods of up to 10 years and at prices no less than 100% of the estimated fair value of the underlying shares of common stock on the date of grant as determined by the Board of Directors provided that the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. The 2020 Plan requires that options be exercised no later than 10 years after the grant. .

The Company’s previous 2015 Equity Incentive Plan (2015 Plan) and 2016 Equity Incentive Plan (2016 Plan) were terminated in accordance with the Company’s IPO in June 2020. Shares subject to awards granted under the 2015 Plan and 2016 Plan that are later repurchased by, or forfeited to, the Company will be available for issuance under the 2020 Plan.

2022 Inducement Equity Incentive Plan

The Company’s 2022 Inducement Equity Incentive Plan (2022 Inducement Plan) adopted in March 2022 reserved 1,000,000 shares of the Company’s common stock pursuant to equity awards granted under the 2022 Inducement Plan. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance stock units, and its terms are substantially similar to the Company’s 2020 Plan. In accordance with the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by the Nasdaq Listing Rules, in connection with a merger or acquisition. As of September 30, 2022, 1,000,000 shares of common stock remained available for future issuance under the 2022 Inducement Plan.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$2,707	$2,466	$8,725	$5,756
General and administrative	3,135	2,471	9,480	5,465
Total stock-based compensation expense	$5,842	$4,937	$18,205	$11,221

Stock Options

The following summarizes stock option activity (in thousands, except share, per share, and year amounts):

	Stock Options Outstanding and Exercisable
	Total Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	4,442,864	$24.63	8.38	$22,850
Granted	2,614,018	7.58
Exercised	(53,709)	1.83
Cancelled	(933,570)	24.50
Outstanding as of September 30, 2022	6,069,603	$17.51	7.58	$36
Exercisable as of September 30, 2022	2,490,121	$16.26	6.33	$36

Weighted-average grant-date fair value of the options granted during the three and nine months ended September 30, 2022 was $1.66 per share and $5.67 per share, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2022 was insignificant and $0.3 million, respectively.

As of September 30, 2022, the total unrecognized stock-based compensation expense related to stock options was $40.2 million, which is expected to be recognized over a weighted-average period of approximately 2.62 years.

Restricted Stock Units

The following summarizes restricted stock unit activity:

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	717,440	$14.54
Granted	459,872	7.29
Vested	(202,934)	12.73
Cancelled	(226,702)	13.13
Outstanding as of September 30, 2022	747,676	$11.00

As of September 30, 2022, the total unrecognized stock-based compensation expense related to unvested restricted stock units and awards was $6.2 million, which is expected to be recognized over a weighted-average period of approximately 2.21 years.

Strategic Plan Accelerated RSU Vesting

In connection with the Strategic Plan, the Company accelerated vesting from the original vesting date of June 1, 2022 to May 16, 2022 for certain employees. Vesting was accelerated for a total of 43,711 RSUs for 30 grantees. The Company considers the acceleration of vesting to be a Type III (improbable-to-probable) modification as the RSUs were not expected to vest under the original terms of the award. As a result of the modification, the Company reversed previously recognized stock-based compensation expense and recognized compensation cost for the modified award based on the modification date fair value of the awards, which was lower than the original grant date fair value. This resulted in a reduction in stock-based compensation of $0.4 million for the nine months ended September 30, 2022.

2020 Employee Stock Purchase Plan

Under the ESPP, employees can purchase shares of the Company’s common stock each purchase period based on a percentage of their compensation, subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of the Company’s common stock on the enrollment date or the purchase date. The ESPP offers a six-month look-back feature as well as an automatic rollover feature that provides for the offering period to be reset to a new lower-priced offering price if the market price of the stock at the purchase date is lower than the stock price at the initial enrollment date. In that case, the offering period is immediately cancelled after that purchase date, and a new two-year offering period is established using the then-current stock price as the base purchase price.

The shares authorized for the ESPP increase annually by the lesser of (i) 628,012 shares, (ii) 1% of the Company’s common stock shares outstanding on the last day of its immediately preceding fiscal year, or (iii) such other amount as determined by the Company’s Board of Directors. Accordingly, effective January 1, 2022 and 2021, the number of shares in the ESPP increased by 386,199 and 351,214 shares, respectively, each representing 1% of the prior year end’s common stock issued and outstanding. As of September 30, 2022, 956,664 shares of common stock remained available for future issuance under the ESPP.

The Company began recording stock-based compensation expense for its ESPP on January 1, 2021. During the three and nine months ended September 30, 2022, the Company recorded $0.1 million and $0.3 million, respectively, of stock-based compensation expense related to the ESPP. During the three and nine months ended September 30, 2021, the Company recorded $0.1 million and $0.2 million, respectively, of stock-based compensation expense related to the ESPP.

9. Net Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potential dilutive shares of common stock, including options and RSUs. Basic and diluted net loss per share were the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(25,206)	$(25,992)	$(103,726)	$(70,084)
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share	38,914,570	38,437,096	38,769,226	37,273,178
Net loss per share, basic and diluted	$(0.65)	$(0.68)	$(2.68)	$(1.88)

The Company’s basic net loss per share was the same as its diluted net loss per share for all the periods presented as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	September 30,
	2022	2021
Stock options outstanding	6,069,603	4,545,028
RSUs outstanding	747,676	—

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

Overview

We are a clinical-stage biopharmaceutical company leveraging our proprietary technology platform to design and develop a pipeline of novel oral and respiratory biologic product candidates to treat autoimmune, inflammatory, metabolic, and other diseases. Our proprietary technology platform allows us to exploit existing natural cellular trafficking pathways to facilitate the active transport of diverse therapeutic payloads across epithelial barriers, such as the intestinal epithelium (IE) and the respiratory epithelium (RE). Active transport is an efficient mechanism that uses the cell’s own machinery to transport materials across epithelial barriers. We are developing oral and respiratory biologic product candidates in patient-friendly dosage forms that are designed for either targeting local GI tissue or entering systemic circulation to precisely address the relevant pathophysiology of disease. We are building a portfolio of oral and respiratory product candidates based on our technology platform including our most advanced product candidate, AMT-101, a gastrointestinal (GI)-selective oral fusion of interleukin-10 (IL-10) and our proprietary carrier molecule. We announced top-line Phase 2 results from the MARKET combination trial for AMT-101 in biologic-naïve patients with moderate-to-severe ulcerative colitis (UC) on July 6, 2022. In the MARKET trial, patients received either once-daily oral AMT-101 3mg in combination with adalimumab (sub-cutaneous administration per the approved UC label), or adalimumab alone (with placebo). The objectives of the MARKET trial were to assess the safety and efficacy of AMT-101 in combination with anti-TNFα therapy (adalimumab) in patients with moderate-to-severe UC. The key efficacy endpoint of clinical remission was measured at 8 weeks. The clinical remission rate in the adalimumab alone arm was higher than historical anti-TNFα monotherapy benchmarks, and although the overall data from the MARKET trial did not demonstrate added clinical benefit in the combination arm compared to the adalimumab alone arm at week 8, a sub-group analysis revealed that patients with a shorter duration of UC (< 5 years) had meaningfully higher clinical remission rates in the combination arm versus the adalimumab alone arm. AMT-101 appeared safe and well-tolerated. Treatment emergent adverse events (TEAEs) were mostly mild to moderate, with one serious adverse event (SAE) observed, worsening of UC, which was determined to be unrelated to study treatment. Further evaluation and analyses of the data are ongoing. We continue to conduct Phase 2 clinical trials of AMT-101 in UC and other inflammatory indications following the completion of a Phase 1b clinical trial in patients with UC. On April 25, 2022, we announced positive Phase 2 top-line results from our FILLMORE monotherapy trial for AMT-101 in patients with chronic pouchitis. We submitted our Phase 2 chronic pouchitis data to the FDA and held an End of Phase 2 (EOP2) meeting in August 2022. We are continuing discussions with the FDA to finalize next steps for advancing AMT-101 in chronic pouchitis. On September 20, 2022, we announced completion of enrollment of our Phase 2 LOMBARD trial for AMT-101. LOMBARD is a double-blinded, placebo-controlled trial evaluating the safety and efficacy of orally administered AMT-101 over 12 weeks in patients with moderate-to-severe UC.

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

Manufacturing of protein therapeutics is a complex process and represents a critical path to creating biologic therapeutics and a key component of our long-term success. We manufacture clinical supply at a facility located in South San Francisco. While we have successfully manufactured clinical supply at our internal facility, we may need to scale our manufacturing operations to manufacture sufficient quantity needed to advance any of our product candidates in preclinical studies and clinical trials. We have spent significant resources and plan to continue to spend significant resources to develop our current manufacturing capabilities, processes and know-how to produce sufficient supply of our product candidates and optimize functionality. Our efforts to scale our internal manufacturing capabilities are subject to risks.

In addition, although we have developed internal manufacturing capabilities, we expect to continue to rely on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates obtain marketing approval. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our product candidates, as well as for our commercial products if marketing approval is obtained. We believe that this strategy allows us to maintain more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our product candidates.

Since the date of our incorporation, we have incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2022, we incurred a net loss of $103.7 million and used $79.1 million of cash in operations. As of September 30, 2022, we had an accumulated deficit of $343.4 million and do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

To date, we have financed our operations primarily through the private placements of convertible preferred stock and the issuance of common stock upon the completion of our IPO. We completed our IPO in June 2020 and received net proceeds of approximately $160.6 million after deducting underwriting discounts and commissions and offering costs, net of offering costs of $0.2 million paid in 2019. On April 6, 2021, we completed a follow-on offering and received net proceeds of approximately $112.8 million after deducting underwriting discounts and commissions and offering costs. In addition, on January 27, 2022, we entered into a Sales Agreement with SVB Securities LLC and JMP Securities LLC, as our sales agents (Agents), pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through an “at-the-market” program (ATM facility).

In May 2022, we implemented a strategic plan to focus our business on the clinical program for AMT-101 (Strategic Plan) as described in more detail in the section entitled, “Liquidity and Capital Resources.” The Strategic Plan is intended to preserve capital, ensuring that we are appropriately resourced to advance AMT-101 through key development milestones. However, we expect our expenses will increase significantly in connection with our ongoing activities, as we:

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

As a result, we will require substantial additional capital to develop our product candidates and fund operations for the foreseeable future. Until such time as we can generate sufficient revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, licensing arrangements, collaboration agreements or other arrangements with other companies, asset sales, or other sources of financing. We may be unable to raise additional funds or enter into such agreements or arrangements on favorable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, and could force us to delay, reduce or eliminate our drug development or future commercialization efforts. We may also be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. The amount and timing of our future funding requirements will depend on many factors including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operations through at least the next 12 months from the date that this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (SEC). We have based this projection on assumptions that may be inaccurate and as a result, we may utilize our capital resources sooner than we expect.

COVID-19 and Current Economic Conditions

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

We are carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on our financial condition, including our cash flows and results of operations. We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 pandemic. However, the extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted. Accordingly, management is carefully monitoring the impact of the COVID-19 pandemic on our business. As of September 30, 2022, we were not aware of any significant contingencies and no estimates were recorded on our condensed financial statements related to COVID-19.

The extent of the ongoing impact of macroeconomic events on our business and on global economic activity is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time, although the impacts are expected to continue and may significantly affect our business. We expect that the impacts on our business will continue through this period of economic uncertainty as supply chain issues, inflation and other factors continue to worsen or emerge. Accordingly, management is carefully evaluating our liquidity position, communicating with and monitoring the actions of our suppliers and continuing to review our near-term operating expenses as the uncertainty related to these factors continues to unfold. The risks related to our business, including further discussion of the impact and possible future impacts of the COVID-19 pandemic and current economic conditions on our business, are further described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Components of Results of Operations

Revenue

We have not generated any revenue from product sales or otherwise and do not expect to generate any revenue for the foreseeable future.

Operating Expenses

We classify operating expenses into two main categories: (i) research and development expenses and (ii) general and administrative expenses.

Research and Development Expenses

Our research and development expenses consist primarily of external and internal costs incurred in connection with our research activities and development programs. These expenses include, but are not limited to:

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

To date, the vast majority of these expenses have been incurred to advance our most advanced product candidate, AMT-101. We expect to incur significant additional spending to progress AMT-101 through the remainder of the clinical development phases. These expenses will primarily consist of expenses for the administration of clinical studies as well as manufacturing costs for clinical material supply. In May 2022, we implemented our Strategic Plan to focus the business on our clinical program for AMT-101.

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

Research and development expenses are recognized as they are incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid assets and recognized as expense in the period when the goods are consumed or the services are performed.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation expense) for personnel in executive, finance, accounting, corporate development, and other administrative functions. General and administrative expenses also include legal fees, professional fees paid for accounting, auditing, consulting, tax, and investor relations services, insurance costs, and facility costs not otherwise included in research and development expenses, and public company expenses such as costs associated with compliance with the rules and regulations of the SEC and those of The Nasdaq Stock Market LLC.

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

Results of Operations

Comparisons of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	Change
(in thousands)
Operating expenses:
Research and development	$18,238	$18,350	$(112)
General and administrative	7,288	7,641	(353)
Total operating expenses	25,526	25,991	(465)
Loss from operations	(25,526)	(25,991)	465
Interest income, net	321	$5	316
Other income (expense), net	(1)	(6)	5
Net loss	$(25,206)	$(25,992)	$786

Research and Development Expenses

Research and development expenses of $18.2 million during the three months ended September 30, 2022 were relatively flat overall when compared to $18.4 million for the three months ended September 30, 2021. The decrease in research and development expenses was primarily due to a decrease of $1.1 million in personnel-related costs as a result of our Strategic Plan implemented in May 2022 as well as decreases associated with clinical trials and materials. The increase in other research and development expenses was primarily attributable to activation of our oral biologics GMP manufacturing facility. The following table sets forth the primary external and internal research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,
	2022	2021	Change

External expenses:
Clinical trials	$3,799	$4,674	$(875)
Materials	1,294	1,967	(673)
Preclinical studies	609	363	246
Contract manufacturing	451	278	173
Other research and development	2,927	462	2,465
Internal expenses:
Personnel	6,545	7,675	(1,130)
Equipment, depreciation, and facilities	2,613	2,931	(318)
Total research and development expenses	$18,238	$18,350	$(112)

General and Administrative Expenses

General and administrative expenses were $7.3 million during the three months ended September 30, 2022, compared to $7.6 million during the three months ended September 30, 2021. The decrease in general and administrative expenses was primarily due to a decrease of $2.2 million in professional service fees, partially offset by increases of $1.1 million in personnel-related costs and $0.7 million in facilities-related expenses.

Interest Income, Net

Interest income, net was $0.3 million during the three months ended September 30, 2022 compared to an insignificant amount during the three months ended September 30, 2021. The increase was attributable to higher interest income earned on our cash and cash equivalents balances driven by an increase in interest rates.

Other Income (expense), Net

Other income (expense), net was insignificant during each of the three months ended September 30, 2022 and 2021.

Results of Operations

Comparisons of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	Change
(in thousands)
Operating expenses:
Research and development	$75,386	$49,765	$25,621
General and administrative	28,738	20,333	8,405
Total operating expenses	104,124	70,098	34,026
Loss from operations	(104,124)	(70,098)	(34,026)
Interest income, net	393	104	289
Other income (expense), net	5	(90)	95
Net loss	$(103,726)	$(70,084)	$(33,642)

Research and Development Expenses

Research and development expenses were $75.4 million during the nine months ended September 30, 2022, compared to $49.8 million during the nine months ended September 30, 2021. The overall increase in research and development expenses was primarily related to an increase in costs as we advance AMT-101 through ongoing Phase 2 clinical trials, materials and preclinical studies. In addition, the increase in other research and development expenses was primarily attributed to activation of our oral biologics GMP manufacturing facility. The increase in internal expenses was primarily due to an increase in personnel-related costs of $6.7 million, of which $3.0 million was related to stock-based compensation, and expansion of our facilities. Nonrecurring charges related to the Strategic Plan also contributed to the increase, which included $2.6 million in severance payments and other employee-related separation costs, $0.4 million in preclinical studies expenses and $0.3 million in facilities-related expenses, primarily related to a lease termination fee. The following table sets forth the primary external and internal research and development expenses for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change

External expenses:
Clinical trials	$16,484	$11,979	$4,505
Materials	7,372	4,988	2,384
Preclinical studies	3,972	1,829	2,143
Contract manufacturing	1,128	1,434	(306)
Other research and development	7,122	1,144	5,978
Internal expenses:
Personnel	27,453	20,743	6,710
Equipment, depreciation, and facilities	11,855	7,648	4,207
Total research and development expenses	$75,386	$49,765	$25,621

General and Administrative Expenses

General and administrative expenses were $28.7 million during the nine months ended September 30, 2022, compared to $20.3 million during the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily due to an increase of $5.7 million in personnel-related costs, of which $4.0 million was related to stock-based compensation, and $0.7 million was related to nonrecurring charges under the Strategic Plan. The remaining increase was due to $1.8 million in facilities-related expenses and $0.9 million in professional service fees.

Interest Income, Net

Interest income, net was $0.4 million during the nine months ended September 30, 2022 compared to $0.1 million during the nine months ended September 30, 2021. The increase was attributable to higher interest income earned on our cash and cash equivalents balances driven by an increase in interest rates.

Other Income (expense), Net

Other income (expense), net was insignificant during each of the nine months ended September 30, 2022 and 2021.

Liquidity and Capital Resources

We believe that our existing cash and cash equivalents as of September 30, 2022 will be sufficient to fund our current operating plan through at least the next 12 months.

In May 2022, we implemented a Strategic Plan. Under the Strategic Plan, we reduced our workforce by approximately 40%. Impacted employees received notice that their positions were eliminated on May 16, 2022. Impacted employees were eligible to receive severance benefits and Company funded COBRA premiums, contingent upon an impacted employee’s execution (and non-revocation) of a customary separation agreement, which included a general release of claims against us. For certain employees, we accelerated vesting of restricted stock units (RSUs) to May 16, 2022 from the original vesting date of June 1, 2022.

In connection with the Strategic Plan, we recognized restructuring charges of approximately $3.8 million in the nine months ended September 30, 2022. These restructuring charges are primarily related to severance payments and other employee-related separation costs of $3.3 million, accrued contract termination fees of $0.5 million, a lease termination fee of $0.3 million, impairment of property and equipment of $0.1 million and insignificant legal expenses, partially offset by a $0.4 million reduction in stock-based compensation expense as a result of applying modification accounting for accelerated vesting of RSUs. As of September 30, 2022, accrued contract termination fees of $0.4 million remained unpaid and is expected to be paid within one year.

As of September 30, 2022, we had an accumulated deficit of $343.4 million. As of September 30, 2022, we had cash and cash equivalents of $76.0 million. Since inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. Our operations have been financed primarily by net proceeds from sales of our convertible preferred stock and common stock through our IPO and follow-on equity offering. In addition, on January 27, 2022, we entered into a Sales Agreement with SVB Securities LLC and JMP Securities LLC, as our sales agents (Agents), pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through the ATM facility. As of September 30, 2022, the Company had not yet sold any shares of common stock under the ATM facility.

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

We may seek to raise capital through public equity or debt financings, license agreements, collaborative agreements or other arrangements with other companies, asset sales, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

▪	our need and ability to retain key management and hire scientific, technical, business, and medical personnel;
▪	the effect of competing drugs and product candidates and other market developments;
▪	the timing, receipt, and amount of sales from our potential products;
▪	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
▪	the economic and other terms, timing of and success of any collaboration, licensing or other arrangements which we may enter in the future;
▪	the potential effects of inflation on our business operations;
▪	the volatility of our share price and our ability to maintain our listing on The Nasdaq Stock Market LLC; and
▪	the potential effects of the COVID-19 pandemic on our business operations.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution, which could be significant given the recent trading prices for our common stock. If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others the rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, our ability to raise additional capital may be adversely impacted by worsening global macroeconomic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from various factors, including the ongoing COVID-19 pandemic and the conflict between Russia and Ukraine.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(79,084)	$(60,129)
Net cash (used in) provided by investing activities	(4,146)	93,094
Net cash (used in) provided by financing activities	(680)	114,564
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(83,910)	$147,529

Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2022 was $79.1 million, which consisted of a net loss of $103.7 million, a net decrease of $2.6 million in our net operating assets and liabilities and $27.2 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to decreases of $4.9 million in operating lease liabilities, $1.1 million in accounts payable and accrued expenses, and $0.4 million in other assets. These decreases were partially offset by increases of $3.5 million in other prepaid expenses and $0.3 million in other current assets. The non-cash charges primarily consisted of stock-based compensation expense of $18.2 million, non-cash operating lease expense of $6.4 million, depreciation and amortization expenses of $2.5 million and impairment charges of $0.1 million in connection with the Strategic Plan.

Net cash used in operating activities during the nine months ended September 30, 2021 was $60.1 million, which consisted of a net loss of $70.1 million and a net decrease of $5.7 million in our net operating assets and liabilities, partially offset by $15.7 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to decreases of $3.2 million in prepaid expenses, a decrease of $2.1 million in operating lease liabilities, a decrease of $0.3 million in other current assets, and a decrease of $0.2 million in accounts payable and accrued expenses. These decreases were partially offset by an increase of $0.1 million in other assets. The non-cash charges primarily consisted of stock-based compensation expense of $11.2 million, depreciation and amortization expenses of $2.4 million and non-cash operating lease expense of $2.1 million.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities during the nine months ended September 30, 2022 was $4.1 million, consisting of purchases of property and equipment.

Cash provided by investing activities during the nine months ended September 30, 2021 was $93.1 million, consisting primarily of sales and maturities of investments of $94.0 million, offset by purchases of property and equipment of $0.9 million.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities during the nine months ended September 30, 2022 was $0.7 million, consisting primarily of payments of issuance costs related to our ATM facility of $0.8 million and principal payments for finance lease liabilities of $0.2 million, partially offset by proceeds received from shares issued per employee stock purchase plan of $0.2 million and proceeds received from shares issued per stock option exercises of $0.1 million.

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

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Note 2, “Summary of Significant Accounting Policies” of this Form 10-Q describes the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The economic uncertainty in the current environment caused by, among other things, the COVID-19 pandemic could limit our ability to accurately make and evaluate our estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the assumptions and estimates associated with recording research and development expenses and related accruals, and stock-based compensation have the most significant impact on our financial statements. Therefore, we consider these to be our critical accounting policies. For a discussion of our critical accounting policies and estimates, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on February 24, 2022, as amended by Form 10-K/A (Amendment No. 1) filed on March 25, 2022. There have been no material changes during the nine months ended September 30, 2022 to the critical accounting policies previously disclosed in that report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

We may in the future engage in acquisitions, collaborations, or strategic partnerships, which may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, and subject us to other risks;

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

We will incur expenses and encounter difficulties, complications, delays, and other known and unknown factors and risks frequently experienced by clinical-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. We also may need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We have not yet demonstrated an ability to successfully overcome such risks and difficulties, or to make such a transition. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer.

We have incurred significant net losses in each period since inception, and we expect to continue to incur net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, including net losses of $103.7 million and $70.1 million during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $343.4 million.

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

We have historically financed our operations primarily through private placements of our convertible preferred stock and the sale of common stock in public equity issuances, such as our IPO in June 2020 and our follow-on equity offering in April 2021. In addition, on January 27, 2022, we entered into a Sales Agreement with SVB Securities LLC and JMP Securities LLC, as our sales agents (Agents), pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through an “at-the-market” program (ATM facility). As of September 30, 2022, we have not yet sold any shares of common stock under the ATM facility. We may seek to raise capital through debt financings, private or public convertible debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, asset sales, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to us. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our development efforts, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations.

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

As of September 30, 2022, we had cash and cash equivalents of $76.0 million. In April 2021, we issued common stock in a follow-on public offering which resulted in net proceeds of $112.8 million after deducting the underwriting discounts and commissions and offering expenses. On March 11, 2022, we filed a final shelf registration statement on Form S-3 which allows us to undertake various offerings. In addition, on January 27, 2022, we entered into a Sales Agreement with the Agents pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through the ATM facility. As of September 30, 2022, the Company had not yet sold any shares of common stock under the ATM facility. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operations at least 12 months after the date of issuance of the condensed financial statements. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may prove inaccurate or contingent strategies that may not be implemented, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include the issuance of warrants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, strategic alliances, licensing arrangements with strategic partners, or asset sales, we may have to relinquish valuable rights to our technologies, intellectual property, future revenue streams, research programs, product candidates, and infrastructure, or grant licenses on terms that may not be favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Additional capital may not be available when we need it, on terms acceptable to us or at all and will be dependent on, among other factors, positive clinical trial results from AMT-101. We have no committed source of additional capital and recently, capital markets have been particularly volatile and our stock price has declined. If adequate capital is not available to us on a timely basis or on acceptable terms, we may be required to significantly delay, scale back, or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations, or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, and growth prospects, and cause the price of our common stock to decline. For example, we are currently evaluating next steps for the AMT-126 clinical program as our efforts have been redirected to focus on the advancement of the AMT-101 development program and have paused our respiratory product candidate.

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

We currently rely and expect to continue to rely on third parties, such as contract research organizations (CROs), contract development and manufacturing organizations (CDMOs), medical institutions, academic institutions, and clinical investigators to conduct some aspects of our research and preclinical studies and our clinical trials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations for any reason including the COVID-19 pandemic or the Russia/Ukraine conflict. For example, as a result of ongoing COVID-19 research and global supply chain issues, there has been limited availability for certain resources required to conduct some of our preclinical studies and clinical trials, which has resulted in and may continue to result in longer lead times, increased costs, and delays in completing preclinical studies and clinical trials. If we need to enter into alternative arrangements or are unable to find suitable alternative arrangements, it would delay our product development activities.

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

The COVID-19 virus has spread extensively throughout the world, resulting in the World Health Organization characterizing COVID-19 as a pandemic. While significant progress in addressing the pandemic has been made with multiple vaccines and treatment options now available, the World Health Organization has recently reiterated that COVID-19 remains a pandemic and a public health emergency of international concern. The emergence of highly transmissible variants of the virus have resulted in periodic surges in infection rates around the world and a cycle of fluctuating public health restrictions designed to mitigate the spread of the virus. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the spread or emergence of new variants, the duration and severity of surges in outbreaks, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United

States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. As a result of the COVID-19 pandemic, we have experienced and could experience future disruptions that could severely impact our business, current and planned clinical trials and preclinical studies, including:

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

▪

limitations in resources, including our employees and consultants, that would otherwise be focused on the conduct of our business or our current or planned clinical trials or preclinical studies, including because of sickness, the desire to avoid contact with large groups of people or restrictions on movement or access to our facility as a result of government-imposed “shelter in place” or similar working restrictions;

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

Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOLs carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our private placements, our IPO in June 2020, and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control.

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

For example, the United States has recently enacted the Inflation Reduction Act, which, among other changes, imposes a 1% excise tax on certain stock buybacks and a 15% alternative minimum tax on adjusted financial statement income. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.

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

We have never completed a clinical development program. We are currently focused on developing AMT-101 and are evaluating next steps for the AMT-126 clinical program. In addition, we have paused development activities on our respiratory product candidate. None of our product candidates have advanced into late-stage development and it may be years before any such trial is initiated, if at all. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.

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

Preclinical studies and clinical testing are expensive, time consuming, and subject to uncertainty. We cannot guarantee that any preclinical studies and clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an Investigational New Drug (IND) application or a Clinical Trial Application (CTA) will result in the FDA, EMA, or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these studies or trials begin, issues may arise that could suspend or terminate such preclinical studies or clinical trials. A failure of one or more preclinical studies or clinical trials can occur at any stage of testing, and our future preclinical studies or clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of preclinical studies or clinical trials include:

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

In particular, with respect to our most advanced product candidates, AMT-101 and AMT-126, we compete against companies that produce injectable biologic therapeutics such as AbbVie Inc., Amgen Inc., Bristol-Myers Squibb Co., Eli Lilly and Co., Janssen Pharmaceuticals, Inc., Merck Sharp & Dohme Corp., Roche Holding Ltd., and Prometheus Biosciences, Inc., Takeda Pharmaceutical Company Ltd., as well as companies that produce oral products such as Abivax SA, Amgen Inc., Bristol-Myers Squibb Co., Dice Therapeutics Inc, Galapagos NV, Gilead Sciences, Inc., Landos Biopharma, Inc., Morphic Holding, Inc., Pfizer Inc., Protagonist Therapeutics, Inc., and Ventyx Biosciences, Inc.

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

Further, the ability of the FDA or other regulatory agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, government shutdowns including as a result of the COVID-19 pandemic, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In response to the COVID-19 public health emergency, the FDA postponed most inspections of foreign manufacturing facilities and routine surveillance inspections of domestic manufacturing facilities in 2020. In May 2021, the FDA issued an updated guidance on manufacturing, supply chain, and drug and biological product inspections, indicating that it intends to continue using other tools and approaches where possible for pre-approval inspections, and that it will continue to conduct “mission-critical” inspections on a case-by-case basis, or, where possible to do so safely, resume prioritized domestic inspections, such as pre-approval and surveillance inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. The FDA resumed standard operations for domestic surveillance inspections in July 2021 but on December 29, 2021, the FDA announced that due to the spread of the Omicron variant, it would revert back to conducting only mission critical foreign and domestic onsite inspections and would temporarily postpone certain other inspectional activities. The FDA resumed U.S. domestic inspections in February 2022 after the Omicron surge subsided. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. Furthermore, there is a risk that new COVID-19 variants could emerge that could continue to impact the operations of the FDA, EMA, or comparable foreign regulatory authorities, which could negatively impact our regulatory development programs including the timing to complete ongoing clinical trials or our ability to start new clinical trials.

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. If a prolonged government shutdown or other disruption occurs, including due to travel restrictions, foreign COVID-19 related policies, staffing shortages, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In addition to U.S. regulatory requirements, we are also subject to regulation by foreign regulatory authorities, ethics committees, and other governmental entities with respect to clinical trials we conduct or sponsor outside of the U.S. For example, the EU Clinical Trials Regulation (CTR) became applicable on January 31, 2022, repealing the EU Clinical Trials Directive. The implementation of the CTR also includes the implementation of the Clinical Trials Information System, a new clinical trial portal and database that will be maintained by the EMA in collaboration with the European Commission and the EU Member States. Complying with changes in regulatory requirements can incur additional costs, delay our clinical development plans, or expose us to greater liability if we are slow or unable to adapt to changes in existing requirements or new requirements or policies governing our business operations, including our clinical trials.

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

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products, which could have a material impact on our business. In July 2021, the current administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration on us and the biopharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. These laws generally prohibit companies and their employees and third-party business partners, representatives and agents from engaging in corruption and bribery, including offering, promising, giving, or authorizing the provision of anything of value, either directly or indirectly, to a government official or commercial party in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with government officials, including officials of non-U.S. governments. Additionally, in many countries, healthcare providers are employed by the government, and the purchasers of biopharmaceuticals are government entities; therefore, our dealings with these providers and purchasers are subject to regulation and such healthcare providers and employees of such purchasers may be considered “foreign officials” as defined in the FCPA. Recently, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology companies. In addition to our own employees, we leverage third parties to conduct our business abroad, such as managing our clinical trials and obtaining government licenses and approvals. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of our employees, our third-party business partners, representatives and agents, even if we do not explicitly authorize such activities. There is no certainty that our employees or the employees of our third-party business partners, representatives and agents will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, debarment from U.S. and other government contracts, substantial diversion of management’s attention, significant legal fees and fines, severe criminal or civil sanctions against us, our officers, or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, financial condition and stock price.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by filing patent applications in the United States and abroad relating to our core programs and product candidates, as well as other technologies that are important to our business. We have filed or intend to file patent applications on aspects of our technology and core product candidates; however, there can be no assurance that such patent applications will issue as granted patents around the world. The requirements for patentability differ in certain countries, and certain countries have heightened requirements for patentability. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our core programs and product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such core programs, product candidates, and other technologies. Any changes we make to our product candidates to cause them to have what we view as more advantageous properties may not be covered by our existing patents and patent applications, and we may be required to file new applications and/or seek other forms of protection for any such altered product candidates. There can be no assurance that we would be able to secure patent protection that would adequately cover altered product candidates. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our core programs and product candidates could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

If we initiated legal proceedings against a third party to enforce a patent covering our product candidates or other technologies, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of our patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our product candidates or other technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates or other technologies. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and growth prospects.

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. We cannot assure you that our product candidates and other technologies that we have developed, are developing or may develop in the future will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing product candidates, and other technologies might assert are infringed by our current or future product candidates or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidates or other technologies. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates or other technologies, could be found to be infringed by our product candidates or other technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates or other technologies may infringe.

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

Changes in either the patent laws or interpretation of the patent laws in the United States or other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On or after March 16, 2013, under the Leahy-Smith America Invents Act (America Invents Act) enacted on September 16, 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third-party that files a patent application in the USPTO on or after March 16, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or other technologies or (ii) invent any of the inventions claimed in our patents or patent applications.

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

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we can offer. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition to competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. We could in the future have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity grants that vest over time. The value to employees of these equity grants that vest over time have been and may continue to be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies or require us to pay additional compensation to employees to incentivize them to join or stay with us. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. If we are unable to attract and incentivize quality personnel on acceptable terms, or at all, it may cause our business and operating results to suffer.

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

We may in the future engage in acquisitions, collaborations, or strategic partnerships, which may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, require us to relinquish rights to certain of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves, and subject us to other risks.

We may engage in various acquisitions, collaborations, and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any acquisition, collaboration, or strategic partnership may entail numerous risks, including:

▪	increased operating expenses and cash requirements;
▪	volatility with respect to the financial reporting related to such arrangements;
▪	assumption of indebtedness or contingent liabilities;
▪	issuance of our equity securities which would result in dilution to our stockholders;
▪	assimilation of operations, intellectual property, products, and product candidates of an acquired company, including difficulties associated with integrating new personnel;
▪	relinquishment of rights to certain of our technologies or product candidates as a result of transaction structures that we would otherwise seek to develop or commercialize ourselves;
▪	diversion of our management’s attention from our existing product programs and initiatives in pursuing such an acquisition or strategic partnership;
▪	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
▪	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals;
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

Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors may be vulnerable to damage, compromise, disruption and unauthorized access owing to a variety of causes, including system malfunction, natural disasters, terrorism, war and telecommunication and electrical failure, and inadvertent or intentional actions by our employees, CROs and other contractors, and/or other third parties, or cyber-attacks by malicious third parties. As the cyber-threat landscape evolves, such cyberattacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering, and/or other means. These risks may increase as a result of COVID-19, owing to an increase in our and our CROs’ and other contractors’ personnel working remotely or utilizing personal devices. Additionally, cybersecurity researchers have observed increased cyberattack activity, and warned of heightened risks of cyberattacks, in connection with the military conflict in Ukraine. If a breakdown, disruption, cyberattack, or other information security breach or security incident were to occur and cause interruptions in our operations or loss, corruption, or unavailability of data, or if any of the foregoing were perceived to have occurred, it could subject us to claims, proceedings, or other liabilities and may result in a material disruption of our development programs and our business operations, which could lead to significant delays or setbacks in our research and other further development and commercialization of our product candidates. For example, the loss of clinical trial data from completed, ongoing, or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, disruptions of, or security breaches or other incidents of, our information technology systems or those of our future CROs and other contractors and consultants could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure or dissemination of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to loss, damage, or unavailability of, or unauthorized access to, or use, alteration, or disclosure or dissemination of, personal information or other data we or our contractors or consultants process or maintain, including personal information regarding clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

Recently, the market price of our common stock has been volatile, trading below $1.00 on certain days. If we do not maintain a stock price over $1.00 per share for 30 consecutive business days, we would be at risk of delisting from The Nasdaq Stock Market LLC if we do not regain compliance. Any such delisting from The Nasdaq Stock Market LLC that causes our shares of common stock to trade on the over-the-counter market could also cause the market price of our common stock to fluctuate further. In addition, in recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business, which could seriously harm our business.

An active trading market of our common stock may not be sustained.

Prior to the closing of our IPO in June 2020, there was no public trading market for our common stock. Although our common stock is listed on The Nasdaq Global Select Market, the market for our shares has demonstrated varying levels of trading activity and high levels of price volatility. We cannot predict the prices at which our common stock will trade. It is possible that in one or more future periods our results of operations and progression of our product pipeline may not meet the expectations of public market analysts and investors, and, as a result of these and other factors, the price of our common stock may fall.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. On March 11, 2022, we filed a final shelf registration statement on Form S-3 which allows us to undertake various offerings. In addition, on January 27, 2022, we entered into a Sales Agreement with the Agents pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through the ATM facility. As of September 30, 2022, the Company had not yet sold any shares of common stock under the ATM facility. If we or our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.

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

We have in the past and may in the future seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. For example, on April 6, 2021, we completed a follow-on offering and issued 2,875,000 shares of our common stock at a price of $42.00 per share. In addition, on March 11, 2022, we filed a final shelf registration statement on Form S-3 which allows us to undertake various offerings. In addition, on January 27, 2022, we entered into a Sales Agreement with the Agents pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through the ATM facility. As of September 30, 2022, we have not yet sold any shares of common stock under the ATM facility. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of September 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 45% of our voting stock. As a result, this group of stockholders, if they act together, will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, which might affect the prevailing market price for our common stock.

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

In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act (SOX), and the related rules and regulations implemented by the SEC and The Nasdaq Stock Market LLC have and will continue to increase legal and financial compliance costs and make some compliance activities more challenging and time-consuming.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. However, we have in the past and may in the future identify material weaknesses or significant deficiencies in internal control over financial reporting. Under standards established by the Public Company Accounting Oversight Board (PCAOB), a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We cannot assure you that there will not be additional material weaknesses or significant deficiencies that our independent registered public accounting firm or we will identify.

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

We prepare our financial statements to conform to GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the PCAOB, the SEC and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Additionally, as we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Public Offering of Common Stock

On June 4, 2020, our registration statement on Form S-1 was declared effective by the SEC for our initial public offering of common stock. We began trading on the Nasdaq Global Select Market on June 5, 2020, and the transaction formally closed on June 9, 2020. In connection with our IPO, we issued and sold an aggregate of 12,650,000 shares of our common stock at a price of $14.00 per share, including 1,650,000 shares of our common stock issued and sold in connection with the full exercise by the underwriters of their option to purchase additional shares of common stock. The aggregate offering price for shares sold in our IPO was $177.1 million. The joint book-running managers for the initial public offering were BofA Securities, Inc., Jefferies LLC, and SVB Securities LLC. After deducting underwriting discounts and commissions and offering costs paid by us of approximately $16.5 million, the net proceeds from the offering were approximately $160.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

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

Applied Molecular Transport Inc.

Date: November 7, 2022	By:	/s/ Tahir Mahmood
Tahir Mahmood, Ph.D.
Co-Founder and Chief Executive Officer

Date: November 7, 2022	By:	/s/ Brandon Hants
Brandon Hants
Chief Financial Officer