Form 10-K
period 2022-12-31
Applied Molecular Transport Inc.
filed 2023-03-09
CIK 1801777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number -001-39306
_________________________________________________________________
APPLIED MOLECULAR TRANSPORT INC.
(Exact name of Registrant as specified in its Charter)
_________________________________________________________________

Delaware	81-4481426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
450 East Jamie Court South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 650-392-0420
_________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2022 was $60.3 million, based on the closing price of the shares of common stock on The Nasdaq Global Select Market as of that date.
The number of shares of Registrant’s Common Stock outstanding as of March 2, 2023 was 39,200,952.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Registrant’s definitive Proxy Statement to be filed in connection with the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 of the Registrant’s fiscal year ended December 31, 2022.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” “seek,” “aim,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:
•the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•our ability to advance product candidates into and successfully complete clinical trials;
•the beneficial characteristics, safety, efficacy, and therapeutic effects of our product candidates;
•our ability to obtain and maintain regulatory approval of our product candidates and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for our product candidates for various diseases;
•the sufficiency of our existing cash, cash equivalents, and investments to fund our future operating expenses and capital expenditure requirements;
•the progress and focus of our current and future preclinical studies, clinical trials, and our research programs, and the reporting of data from those preclinical studies, clinical trials and programs;
•expectations relating to the timing of the provision of updates on, data readouts for, and completion of our clinical trials;
•our ability to further develop and expand our platform technology;
•our ability to continue as a going concern;
•the capabilities of our technology including our ability to develop therapies to treat autoimmune, inflammatory, metabolic, respiratory and other diseases;
•our ability to utilize our technology platform to generate and advance additional product candidates;
•our plans relating to commercializing our product candidates, if approved;
•the expected potential benefits of strategic transactions, partnerships or collaborations with third parties and our ability to attract collaborators with development, regulatory and commercialization expertise;
•the implementation of our strategic plans for our business and product candidates;
•our estimates of the number of patients in the United States who suffer from the diseases we target and the number of patients that will enroll in our clinical trials;
•the size of the market opportunity for our product candidates in each of the diseases we target;
•the success of competing therapies that are or may become available;
•our plans relating to the further development and manufacturing of our product candidates, including additional indications for which we may pursue;
•existing regulations and regulatory developments in the United States and other jurisdictions;
•our potential and ability to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved;
•our continued reliance on third parties to conduct additional clinical trials of our product candidates, and for the manufacture of our product candidates;
•our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;

•the scope of protection we are able to establish and maintain for intellectual property rights, including our technology platform and product candidates;
•our ability to retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel;
•the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•our financial performance;
•our expectations regarding the impact of the COVID-19 pandemic and geopolitical events on our business;
•developments relating to our competitors and our industry, including competing product candidates and therapies; and
•our anticipated use of our existing cash, cash equivalents, and investments.
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

PART I
Item 1. Business.
Overview
We are a clinical-stage biopharmaceutical company leveraging our proprietary technology platform to design and develop a pipeline of novel oral biologic product candidates. Our proprietary technology platform allows us to exploit existing natural cellular trafficking pathways to facilitate the active transport of diverse therapeutic payloads across epithelial barriers, such as the intestinal epithelium (IE) and the respiratory epithelium (RE). Active transport is an efficient mechanism that uses the cell’s own machinery to transport materials across epithelial barriers. We believe that our ability to exploit this mechanism is a key differentiator of our approach. We currently have two oral biologics in clinical development. Our most advanced product candidate, AMT-101, has completed a Phase 2 clinical trial in patients with chronic pouchitis and is in Phase 2 development for patients with rheumatoid arthritis (RA). Our second product candidate, AMT-126 is in Phase 1 development for diseases related to IE barrier function defects.
As of December 31, 2022, we had cash and cash equivalents of $61.1 million. Based on our available cash resources, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements included in this Annual Report on Form 10-K are issued. If we are unable to obtain additional funding, we will be forced to delay, reduce in scope or eliminate some of our research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates, which could adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. If we are unable to continue as a going concern, we may have to cease operations and liquidate our assets. We may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. The report from our independent registered public accounting firm issued in connection with this Annual Report on Form 10-K contains statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing security holders. If we raise money through debt financing or bank loans, we may be required to secure the financing with some or all our business assets, which could be sold or retained by the creditor should we default on our payment obligations. If we fail to raise sufficient funds, we will likely need to curtail or cease operations.
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
In 2022, we released top-line results from the Phase 2 LOMBARD clinical trial and Phase 2 MARKET clinical trial for our lead product candidate, AMT-101, which failed to meet its primary efficacy endpoints. We also completed our FILLMORE clinical trial as a monotherapy in patients with chronic pouchitis in 2022. Additionally, based on the observation that AMT-101 can impact systemic markers of inflammation, we are conducting our CASTRO clinical trial evaluating the combination of AMT-101 and anti-TNFα therapy in patients with active RA who have had an inadequate response to anti-TNFα monotherapy.
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
We completed a Phase 1a clinical trial for AMT-126 in 2022 and are evaluating next steps for the clinical program.

We are developing biologic product candidates in patient-friendly dosage forms that are designed for either targeting local tissue or entering systemic circulation to precisely address the relevant biology of a disease. Our technology platform enables us to design and develop various oral and respiratory biologic therapeutic modalities, such as peptides, proteins, full-length antibodies, antibody fragments, and ribonucleic acid (RNA) therapeutics, with potentially significant advantages over existing marketed and development-stage drugs.
Our Pipeline and Research Programs
We are leveraging our proprietary technology platform to design and develop a pipeline of oral biologic product candidates with differentiated profiles designed to address autoimmune, inflammatory, metabolic, and other diseases, as shown below. While our most advanced product candidates, AMT-101 and AMT-126, are novel, oral biologic therapeutics to treat autoimmune and inflammatory diseases, any disease which can be treated with an oral or respiratory biologic therapeutic is conceivably a candidate for our technology. All of our early research programs have been on hold since our strategic focus announcement in May 2022. We own intellectual property rights to our technology platform and hold worldwide rights to all of our product candidates.
Our pipeline chart is shown below in Figure 1.
Figure 1. Our Pipeline and Research Programs
Our Pipeline

Two Clinical Product Candidates: AMT-101 Advancing in Pouchitis and Evaluating Next Steps for AMT-126

PRODUCT
RESEARCH
PRECLINICAL
PHASE I
PHASE 2
PHASE 3
AMT-101
Oral IL-10
CHRONIC POUCHITIS – Orphan Drug Designation granted
RHEUMATOID ARTHRITIS
AMT-126
Oral IL-22
GI BARRIER REPAIR
Research
Oral and Respiratory
MULTIPLE TARGET, PLATFORM OPPORTUNITIES

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
By design, AMT-101 is actively transported through the IE barrier into the GI tissue. In 2022, we released top-line results from the Phase 2 LOMBARD clinical trial and Phase 2 MARKET clinical trial for AMT-101, which failed to meet its primary efficacy endpoints. In November 2022, the U.S. Food and Drug Administration (FDA) cleared our investigational new drug

(IND) application for oral AMT-101 for the treatment of patients with chronic pouchitis. In addition, based on the observation that AMT-101 can impact systemic markers of inflammation, we are conducting our CASTRO trial evaluating the combination of AMT-101 and anti-TNFα therapy in patients with active RA who have had an inadequate response to anti-TNFα monotherapy.
AMT-126
AMT-126 is a GI-selective oral fusion of rhIL-22 and our proprietary carrier molecule currently in development for diseases related to IE barrier function defects. IL-22 is a cytokine that repairs functional and structural defects of the IE barrier and induces microbial defense. AMT-126 is designed to act locally on the epithelial cells of the intestinal tissue, thereby repairing the IE barrier and supporting mucosal healing, potentially translating into clinically meaningful improvements in a broad range of GI-focused, peripheral inflammatory and other diseases. We believe that our GI-selective AMT-126 may be safer than systemically administered treatments, because AMT-126 is designed to not enter a patient’s bloodstream, therefore avoiding the potential adverse events observed with other previously systemically administered rhIL-22 candidates.
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
By targeting AMT-126 to the IE barrier, we believe our therapy may translate to clinically meaningful reductions in disease activity. As a locally targeted, GI-selective biologic therapeutic, AMT-126 has the potential to address IE barrier function defects linked to a wide array of diseases, including celiac disease, a disease with no approved therapies, UC, Graft-versus-Host Disease (GVHD), and a number of peripheral diseases secondary to GI dysfunction, such as psoriatic arthritis (PsA) and other spondyloarthropathies (SpA). We completed a Phase 1a clinical trial for AMT-126 in 2022 and are evaluating next steps for the clinical program.
Research Programs
Our technology platform is enabling the generation of a pipeline of earlier-stage oral product candidates spanning multiple therapeutic areas that can either be targeted to GI tissue or released into blood for broader systemic exposure. While our most advanced product candidates, AMT-101 and AMT-126, are novel, oral biologic therapeutics to treat autoimmune and inflammatory diseases, any disease which can be treated with an oral or respiratory biologic therapeutic is conceivably a candidate for our technology. All of our early research programs have been on hold since our strategic focus announcement in May 2022.
Our Team
We are led by a management team with substantial scientific, drug development, and commercialization experience across relevant disciplines including epithelial biology, immunology, gastroenterology, hepatology, clinical development, protein science and engineering, translational science and biomarker development, peptide chemistry, formulation development, manufacturing, and quality. Our executives have held successful and diverse roles leading research, clinical development, strategy, corporate development and operational functions at large biopharmaceutical companies, venture-backed start-ups, public biotechnology companies, and academia having worked at companies such as Genentech, Inc. (now a member of Roche Holding Ltd.), Amgen Inc., Novartis AG, Gilead Sciences, Inc., Boehringer Ingelheim International GmbH, and Kythera Biopharmaceuticals, Inc. We were founded by our Chief Executive Officer, Tahir Mahmood, Ph.D., and our former Chief Scientific Officer, Randall Mrsny, Ph.D., who have extensive backgrounds in epithelial biology, biopharmaceutical technologies, and delivery of pharmaceutical products. Members of our leadership team have been involved in the discovery, development, manufacturing and commercialization of multiple marketed products across various therapeutic areas. Our leadership is complemented by a team of researchers and biologics development experts, the majority of whom hold Ph.D., M.D., or other graduate degrees.
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
•Active transport across the IE barrier: Most strategies that have tried to deliver biologic therapeutics orally have focused on passive diffusion across the IE barrier or the use of permeation enhancers to open tight junctions in order to increase permeability through paracellular spaces. In contrast, our technology actively transports the payload through the cell in a receptor and vesicular-mediated process which is beneficial because of the higher transport efficiency and ability to apply our technology to a wide range of therapeutic modalities. All of our product candidates, including AMT-101 and AMT-126, are actively transported.
•Flexibility of therapeutic modalities: We have demonstrated our ability to deliver peptides, proteins, full-length antibodies, antibody fragments, and RNA therapeutics using our technology platform. This diversity of payloads increases the number of therapeutic opportunities where our technology can be deployed. Our current programs capitalize on the breadth of our technology which includes proteins (AMT-101, AMT-126 and hGH), peptides (GLP-1 and GLP-2), and full-length antibodies.

•Targeting local GI tissue or entering into systemic circulation: When designing our product candidates, we can target the therapeutic payload to the lamina propria of the local GI tissue. This is particularly beneficial for immunology and GI disorders because the intestinal tissue is the largest immune organ in the body, housing greater than 70% of the body’s immune cells. Our most advanced product candidates, AMT-101 and AMT-126, are designed to target the local GI tissue. Alternatively, we can design our product candidates to enter into the bloodstream for systemic exposure after crossing the IE barrier. For example, we have designed our research-stage hGH program for systemic exposure and have demonstrated in multiple preclinical models that hGH can enter systemic circulation using our technology platform. The flexibility of our technology platform allows us to target diseases localized to the GI tissue or diseases where having the product circulating systemically is critical.
•Rapid uptake in the intestinal tract: We have demonstrated in vivo that the translocation of a biologic therapeutic coupled to the AMT carrier can occur rapidly and the protein can be localized in the submucosal space within 20 minutes. All of our product candidates are rapidly absorbed by the intestinal tract within 10 to 30 minutes after exposure to the epithelial surface.
•Ease of biologic therapeutic production: Our product candidates are conveniently synthesized recombinantly using standard bacterial or mammalian manufacturing processes. This allows us to employ traditional expression and optimization strategies to produce the therapeutic protein. Alternatively, if a product candidate contains a payload with non-natural amino acids and/or chemical modifications, we can produce the AMT carrier recombinantly and chemically conjugate the modified payload to create the product candidate.
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
Our ability to deliver biologic therapeutics with our oral technology platform provides several potential advantages over systemically administered biologics and oral products that are also GI-selective. These attributes are designed to achieve the following benefits:
•Improving Efficacy: Our oral biologic therapeutics provide significant therapeutic potential because of their high potency and ability to locally target the GI tract and access key biological pathways. In contrast to our oral technology platform, systemically administered biologics often cannot achieve the appropriate therapeutic dose levels because of dose-limiting toxicities.

•Improving Safety: GI-selective products may have safety advantages relative to systemically administered drugs because the biologic payload has minimal exposure to systemic circulation. In contrast, systemically administered drugs result in undesirably high levels of drugs in tissues which were not intended to be targeted. By minimizing off-target safety liabilities, our product candidates have the potential to be used in a more versatile manner, either as a single agent or in combination with other therapies. We believe that in light of current events caused by pandemic infection, there is a heightened need for non-systemic, locally-acting immunomodulators that are distinct from immuno-suppressive drugs.
•More Patient-Friendly: When compared to systemically administered biologics delivered by injection or infusion, we expect oral dosage forms to enhance compliance and quality of life of patients and caregivers.
Our Product Candidates: AMT-101 and AMT-126
We have leveraged our proprietary technology platform to design and develop a pipeline of oral biologic product candidates with differentiated profiles designed to address autoimmune, inflammatory, metabolic, and other diseases. AMT-101 is a GI-selective oral fusion of our proprietary carrier molecule and rhIL-10. AMT-126 is a GI-selective oral fusion of our proprietary carrier molecule and rhIL-22.
AMT-101: Our Oral GI-Selective IL-10 Fusion Protein
Our most advanced product candidate, AMT-101, is a recombinant fusion of rhIL-10 and the engineered protein translocation sequences of cholix. In 2022, we released top-line results from the Phase 2 LOMBARD clinical trial and Phase 2 MARKET clinical trial for AMT-101, which failed to meet its primary efficacy endpoints. We have completed the FILLMORE Phase 2 clinical trial as a monotherapy in patients with chronic pouchitis. Additionally, based on the observation that AMT-101 can impact systemic markers of inflammation, we have initiated and dosed patients in the CASTRO Phase 2 clinical trial evaluating the combination of AMT-101 and anti-TNFα therapy in patients with active RA who have had an inadequate response to anti-TNFα monotherapy. Oral AMT-101 is designed to act locally in the intestinal lamina propria tissue to modulate immune pathways along GI tissue and control inflammation, resulting in clinical and symptomatic improvement. We believe oral AMT-101 may have safety advantages compared to systemically administered treatments, including prior clinical evaluation of rhIL-10, because AMT-101 is designed to not enter a patient’s bloodstream. Targeted localization of AMT-101 to the GI tissue lamina propria is expected to translate into clinically meaningful reductions in inflammation and disease activity. Figure 5 below shows the molecular structure of AMT-101.
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
Preclinical and Translational Science Support for Treatment of IBD with IL-10
Support for the use of rhIL-10 in the treatment of IBD has been reinforced by the preclinical studies in IL-10 knockout mice in which the absence of IL-10 leads to spontaneous signs of intestinal inflammation as early as three weeks of age. The symptoms progress into chronic transmural inflammation of the large and small bowels that resemble Crohn’s disease, which can be alleviated with IL-10 treatment.
IL-10 has been identified in human genome wide-association preclinical studies as being associated with risk factors for IBD, further demonstrating the genetic contribution to disease pathogenesis. Moreover, polymorphisms in the IL-10 receptor and loss-of-function mutations in IL-10 or the IL-10 receptor are associated with early onset of disease for UC and Crohn’s disease, respectively.
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
Potential Benefits and Positioning of AMT-101, Our IL-10 Program
We believe AMT-101 has the potential to offer clinical benefits in GI diseases, as well as in peripheral inflammatory indications such as RA. We have initially developed AMT-101 for chronic pouchitis and will further explore the potential clinical benefits of AMT-101 for other GI diseases. We have completed a Phase 2 clinical trial as a monotherapy for chronic pouchitis, and an orphan GI inflammatory disease with no approved therapies.
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
While the majority of patients with acute pouchitis respond well to a short course of antibiotics, some patients develop chronic and refractory disease that requires long-term non-antibiotic therapy. Currently, there are no therapies approved for pouchitis and chronic refractory patients will be treated with budesonide, anti-inflammatory drugs (mesalamine, sulfasalazine), or immunosuppressive drugs (other steroids or anti-TNFα). There is a significant unmet medical need to develop products for patients who develop severe chronic pouchitis.
Summary of Our AMT-101 Data
Through our Phase 1 and Phase 2 clinical trials, we have observed that AMT-101 acts on the local immunological pathways along the GI tissue. Importantly, AMT-101 did not enter the bloodstream. We believe that AMT-101 has demonstrated PoC for our technology platform by enabling the active transport and rapid absorption of an orally-administered biologic therapeutic.

Summary of Our AMT-101 Clinical Data
AMT-101 Phase 1a/b Clinical Trial
The AMT-101 Phase 1a/1b was a double-blinded clinical trial that evaluated the safety and efficacy of orally administered AMT-101 monotherapy, first in a single ascending dose (SAD) trial in healthy volunteers followed by a multiple ascending dose (MAD) study over 14 days in patients with active ulcerative colitis. In the Phase 1a SAD study, a wide range of doses were tested: 1 mg, 3 mg, 10 mg, 30 mg, 60 mg, and 120 mg. Healthy volunteers were randomized 4:2 active to placebo for the single oral administration. Overall, AMT-101 appeared well tolerated with only 3 mild adverse events and no serious adverse events (SAEs). The Phase 1b MAD trial randomized UC patients in a 3:1 active to placebo manner for treatment over 14 days. MAD doses of 1 mg, 3 mg, 10 mg, and 30 mg were tested. Overall, AMT-101 appeared well tolerated with no SAEs or early terminations. To understand pharmacodynamic effect in a UC patient population, clinically validated biomarkers of fecal calprotectin (FC) and c-reactive protein (CRP) were evaluated to measure percentage change from baseline. Overall, mean reductions of both FC and CRP occurred in the 1 mg, 3 mg, and 10 mg doses with placebo adjusted FC and CRP reduction in the 3 mg dose of approximately 27% and 10%, respectively. These observations, along with exploratory central-read histologic tissue evaluation utilizing the Geboes scoring system formed the basis for the selection of 3 mg and 10 mg as doses to advance to further Phase 2 testing.
AMT-101 Phase 2 Clinical Trials
FILLMORE
FILLMORE was a Phase 2 double-blinded clinical trial that evaluated the safety and efficacy of orally administered AMT-101 monotherapy, over 12 weeks, in patients with chronic pouchitis. The FILLMORE trial randomized 22 patients to 3 mg or 10 mg of oral AMT-101. The clinical trial was designed to measure two key pre-specified efficacy endpoints: 1) symptomatic improvement, as measured by stool frequency response, and 2) histologic healing, as measured by central read. On the first measure, results from the trial demonstrated that 36.4% (8/22) of patients achieved stool frequency response, defined as a reduction of ≥ 3 stools and ≥ 30% from baseline, OR ≤ post-colectomy normal. On the second measure, 22.7% (5/22) of patients met the pre-specified histologic healing response of Geboes score ≤ 3.1, an objective assessment of disease improvement. FILLMORE patients had a median baseline Geboes score of 5.1, representing severe pouchitis with ulceration and tissue destruction. Both dosage groups demonstrated histologic healing response. Combined results of stool frequency response across both arms was 36.4% (8/22) and combined rates of histologic response was 22.7% (5/22). AMT-101 appeared well tolerated.
MARKET
MARKET was a Phase 2 clinical trial in patients with moderate to severe ulcerative colitis in which 51 patients were randomized to adalimumab alone or the combination of adalimumab + 3 mg AMT-101 for 8 weeks. Overall, the combination arm achieved a clinical remission rate of 31.8% (7/22) versus 33.3% (9/27) in the adalimumab alone arm. Although the combination arm did not exhibit superiority over adalimumab alone, AMT-101 appeared well tolerated.
LOMBARD
LOMBARD was a 12 week Phase 2a clinical trial in patients with moderate to severe ulcerative colitis in which 105 patients were randomized in a 2:1 ratio to 3 mg AMT-101 versus placebo. Overall rates of clinical remission, the key efficacy endpoint were 17.1% (12/70) in the AMT-101 arm versus 20.0% (7/35) in the placebo arm. Although AMT-101 failed to meet its primary efficacy endpoints, AMT-101 appeared well tolerated.
AMT-101 Phase 2 Clinical Program
We are conducting a Phase 2 clinical program for AMT-101 that includes our FILLMORE trial as a monotherapy in patients with chronic pouchitis. Additionally, based on the observation that AMT-101 can impact systemic markers of inflammation, we are conducting our CASTRO trial evaluating the combination of AMT-101 and anti-TNFα therapy in patients with active rheumatoid arthritis (RA) who have had an inadequate response to anti-TNFα monotherapy.
Figure 6 provides additional information related to our Phase 2 clinical trials for AMT-101.

Figure 6. Phase 2 clinical trials for AMT-101

AMT-101 Phase 2 Top-line Readouts

AMT-101 Phase 2 Trial	Summary Description	Key Efficacy Endpoints at Top-line Readout	Top-line Data
fillmore-pouchitis	Chronic pouchitis monotherapy 3mg or 10mg AMT-101	Stool frequency and histologic healing response	Reported
market-uc combo	Ulcerative colitis (UC) combination with anti-TNFα +3mg AMT-101 or placebo (PBO)	Clinical remission	Reported
lombard-uc	UC monotherapy 3mg AMT-101 vs PBO	Clinical remission	Reported
castro-ra combo	Rheumatoid arthritis (RA) combination with anti-TNFα +3mg AMT-101 or PBO	DAS28/CRP ACR20/50/70	Anticipated in 2023

APPLIED | MOLECULAR | TRANSPORT

AMT maintains worldwide rights to all product candidates and research programs.

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
In preclinical development, AMT-126 demonstrated activity in animal models of intestinal inflammation, as well as induction of local tissue and systemic effects associated with the repair of IE barrier function defects. The localization of AMT-126 in GI tissue has been further demonstrated in NHP preclinical studies. As a locally targeted, GI-selective biologic therapeutic, AMT-126 has the potential to address IE barrier function defects linked to a wide array of diseases, including celiac disease, a disease with no approved medicines, UC, and a number of peripheral diseases secondary to GI dysfunction, such as psoriatic arthritis (PsA) and other spondyloarthropathies (SpA). We have initiated a Phase 1 clinical trial for AMT-126 similar to that which we conducted with AMT-101 including a Phase 1a single ascending dose in healthy volunteers to be followed by a Phase 1b multiple ascending dose in healthy patients with an indication associated with intestinal barrier defects.

Figure 7 shows the molecular structure of AMT-126.
Figure 7. Molecular structure of AMT-126
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
Summary of Our AMT-126 Preclinical Data
AMT-126 Shows Highly Comparable Bioactivity to rhIL-22 in Established Models of In Vitro Pharmacology
AMT-126 was evaluated to determine in vitro bioactivity. As shown in Figure 8, IL-22 receptor dimerization and STAT3 activation confirmed ligand-dependent activation of the IL-22 signaling pathway that was highly comparable to multiple sources of rhIL-22. Furthermore, the AMT carrier by itself demonstrated no bioactivity.

Figure 8. AMT-126 induced IL-22 receptor dimerization and STAT3 activation in vitro bioactivity assays
Oral AMT-126 Shows Efficacy in a Murine Dextran Sulphate Sodium (DSS) Induced Model of UC
In a murine DSS-induced UC model to assess the activity of oral AMT-126, oral dosing of AMT-126 reduced DSS-induced weight loss and fecal hemoccult, and improved stool consistency during the course of the clinical trial.
Figure 9. Oral AMT-126 demonstrated efficacy in a murine model of disease (DSS)
Oral AMT-126 Shows Systemic Pharmacological Effects with Low Systemic Exposures
AMT-126 was administered by oral capsules in a non-disease NHP model and, by design, showed minimal (pg/ml) levels in the systemic circulation. Although AMT-126 is intended to stay in the GI tissue, we observed systemic induction of Reg3A and IL-1Ra (Figure 10). This effect demonstrates the ability of oral GI-selective AMT-126 to induce effects along GI tissue that impact both local and systemic biology, but without meaningful systemic exposure. We believe oral AMT-126, as a gut selective therapy, could have the same, if not greater, efficacy as systemic IL-22, but may also have an enhanced safety profile due to minimal systemic levels of IL-22. Furthermore, the systemic induction of IL-1Ra suggests a broader role for oral GI-selective AMT-126 in peripheral diseases secondary to GI dysfunction.
Figure 10. Oral AMT-126 Shows Systemic Pharmacological Effects with Low Systemic Exposures in Non-Human Primates

AMT-126 Phase 1 Clinical Programs
We completed the Phase 1a clinical trial for AMT-126 in 2022 and are evaluating next steps for the clinical program.
Research Programs
Our technology platform is enabling the generation of a pipeline of earlier-stage oral product candidates spanning multiple therapeutic areas that can either be targeted to GI tissue or released into blood for broader systemic exposure. While our most advanced product candidates, AMT-101 and AMT-126, are novel, oral biologic therapeutics to treat autoimmune and inflammatory diseases, any disease which can be treated with an oral or respiratory biologic therapeutic is conceivably a candidate for our technology.
All of our early research programs have been on hold since our strategic focus announcement in May 2022.
Manufacturing
We believe that developing our own manufacturing capacity and capability is important to limit our reliance on contract manufacturers, protect our trade secrets and intellectual property, and improve our manufacturing processes. We have spent and continue to spend significant resources developing our current manufacturing processes, capabilities, and know-how. We have commissioned our new GMP manufacturing facility located in South San Francisco where we now manufacture clinical drug supply. We have successfully manufactured clinical supply at our previous GMP facility also located in South San Francisco. We will also continue to rely on third-party current good manufacturing practice (cGMP) manufacturers for certain manufacturing steps of our product candidates for clinical supply. We have established non-exclusive relationships with several contract manufacturers, for the manufacturing of various intermediates and finished product candidates. We have personnel with significant technical, manufacturing, analytical, quality, regulatory, cGMP, and project management experience to execute our internal manufacturing capabilities, oversee our third-party manufacturers, and to manage manufacturing and quality data and information for regulatory compliance purposes.
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
In particular, with respect to our most advanced product candidates, AMT-101 and AMT-126, we compete against companies that produce injectable biologic therapeutics such as AbbVie Inc., Amgen Inc., Bristol-Myers Squibb Co., Eli Lilly and Co., Janssen Pharmaceuticals, Inc., Merck Sharp & Dohme Corp., Roche Holding Ltd., Prometheus Biosciences, Inc., and Takeda Pharmaceutical Company Ltd., as well as companies that produce oral products such as Abivax SA, Amgen Inc., Bristol-Myers Squibb Co., Dice Therapeutics Inc, Galapagos NV, Gilead Sciences, Inc., Landos Biopharma, Inc., Morphic Holding, Inc., Pfizer Inc., Protagonist Therapeutics, Inc., and Ventyx Biosciences, Inc.
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
As of February 10, 2023, our patent portfolio includes patents and patent applications related to our technology platform and our product candidates. In total, our patent portfolio includes 125 U.S. and foreign issued patents and over 130 other pending patent applications. Foreign patents are granted in the following jurisdictions: Europe (validated in Germany, France, United Kingdom, Belgium, Switzerland, Spain, Greece, Ireland, Italy, Netherlands, Sweden, Norway, Austria, Denmark, Finland, Hungary, Poland, Portugal, Turkey, Cyprus, Czech Republic, Luxembourg, Slovakia, and Slovenia), Brazil, Canada, China, Israel, Australia, Hong Kong, Japan, Philippines, South Korea, Mexico, Russia, South Africa, and India. The technology platform filings include 96 issued patents and at least 70 pending applications. Certain platform filings are expected to expire as early as 2031. Other filings directed to platform technology are expected to expire as early as 2039.
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
Government Regulation
The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory authorities of the countries in which we wish to conduct preclinical studies or seek approval or licensure of our product candidates.
U.S. Biologics Regulation
The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices regulation;

•submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•approval by an independent IRB or ethics committee at each clinical site before the trial is commenced;
•performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•preparation of and submission to the FDA of a biologics license application (BLA) after completion of all pivotal clinical trials;
•satisfactory completion of an FDA Advisory Committee review, if applicable;
•a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with current good clinical practices (cGCP); and
•FDA review and approval of a BLA to permit commercial marketing of the product for particular indications for use in the United States.
Preclinical and Clinical Development
Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of preclinical animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCP, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the clinical trial until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the clinical trial is unlikely to meet its stated objectives. Some preclinical studies also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a clinical trial may move forward at designated check points based on access to certain data from the clinical trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing preclinical studies and clinical trials and clinical trial results to public registries.
For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.
•Phase 1. The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These clinical trials are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, to identify possible side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•Phase 2. The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. We expect to conduct four Phase 2 clinical trials to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•Phase 3. The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.
In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 clinical trials may be made a condition to approval of the BLA. Concurrent with clinical trials, companies may complete additional preclinical animal studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality, purity, and potency of the final product. Additionally, appropriate packaging must be selected and tested. Stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
Since March 2020, the FDA has issued various COVID-19 related guidance documents for sponsors and manufacturers, including guidance documents regarding conducting clinical trials during the pandemic, Good Manufacturing Practices, remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and drug product manufacturing and supply chain inspections, among others. The ultimate impact of the COVID-19 pandemic on our business operations is uncertain and subject to change and will depend on future developments, including new regulatory requirements and changes to existing regulations. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations is unclear.
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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy (REMS) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing clinical trials.
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
Additionally, products studied for their safety and effectiveness in treating patients with serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. In December 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.
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

Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat patients with a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. In November 2022, AMT-101 was granted orphan drug designation in patients with pouchitis. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.
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
In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. In particular, the circuit court held that the orphan-drug exclusivity for Catalyst’s drug blocked FDA’s approval of another drug for all uses or indications within the same orphan-designated disease, or Lambert-Eaton myasthenic syndrome (LEMS), even though Catalyst’s drug was approved at that time only for use in the treatment of LEMS in adults. Accordingly, the court ordered the FDA to set aside the approval of a drug indicated for LEMS in children. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.
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
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•product seizure or detention, or refusal of the FDA to permit the import or export of products;
•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•mandated modification of promotional materials and labeling and the issuance of corrective information;
•the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•injunctions or the imposition of civil or criminal penalties.
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

We are also subject to additional similar U.S. state and foreign law equivalents of each of the above federal laws, which, in some cases, differ from each other in significant ways, and may not have the same effect, thus complicating compliance efforts. For example, we may be subject to state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. These reductions went into effect in April 2013 and will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. Under current legislation, the actual reduction in Medicare payments can vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester.
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
For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these regulations and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.
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

Human Capital
Employees
As of December 31, 2022, we had 79 full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.
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
Employee Development & Training
The competition for talent in our industry and in the San Francisco Bay Area where our headquarters is located is significant. As a result, our commitment to investing in human capital is of critical importance to ensure our ability to attract, develop and maintain key talent to support our business.
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
Available Information
We may use our website (https://www.appliedmt.com), press releases, public conference calls and public webcasts as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Information contained on, or that can be accessed through, our website or any website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be part of this Annual Report on Form 10-K unless expressly noted.
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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, growth prospects or stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
Risk Factors Summary
Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in shares of our common stock risky include, among others:
•Certain of our clinical trials have failed to demonstrate evidence of efficacy for one indication of one of our product candidates, and we may have other clinical trials that fail to demonstrate evidence of the safety and efficacy of our product candidates which would prevent, delay, or limit the scope of regulatory approval and commercialization;
•There is substantial doubt about our ability to continue as a going concern;
•We could be delisted from The Nasdaq Global Select Market;
•We will need to obtain substantial additional capital to finance our operations;
•We are early in our development efforts, have a limited operating history, and no products approved for commercial sale;
•We have incurred significant net losses in each period since inception, and we expect to continue to incur net losses for the foreseeable future;
•Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
•We may not be successful in our efforts to use and expand our technology platform to build a pipeline of oral biologic product candidates;
•COVID-19 or other future public health crises could adversely impact our business, including our ongoing and planned clinical trials and preclinical studies;
•Research and development related to novel biological therapeutics is inherently risky and our business is heavily dependent on the successful development of our product candidates, which are in preclinical and the early stages of clinical development;
•We may encounter delays in our preclinical studies or clinical trials, or may not be able to conduct or complete our preclinical studies or clinical trials on the timelines we expect;
•We have conducted clinical trials for AMT-101 and AMT-126 outside of the United States, and continue to conduct such clinical trials for AMT-101, and geopolitical events such as the conflict between Russia and Ukraine has and may continue to delay the completion of certain of our clinical trials and increase costs associated with such clinical trials;
•We may be unable to obtain U.S. or foreign regulatory approval for our product candidates and, as a result, may be unable to commercialize our product candidates;
•Preliminary data from our clinical trials that we announce or publish from time to time may change as additional patient data become available and are subject to verification procedures that could result in material changes in the final data or clinical conclusions;
•Our success depends on our ability to protect our intellectual property as well as operate without infringing on the rights of third parties;
•We are highly dependent on our key personnel and if we are not successful in attracting, motivating, and retaining highly qualified personnel, we may not be able to successfully implement our business strategy;
•We may in the future engage in strategic transactions, acquisitions, collaborations, or partnerships, which may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, and subject us to other risks;

•The manufacturing of our product candidates is complex. We and our third-party manufacturers may encounter difficulties in production. If we encounter any such difficulties, our ability to supply our product candidates for clinical trials or, if approved, for commercial sale, could be delayed or halted entirely; and
•The market price of our common stock may be volatile, which could result in substantial losses for investors.
Risks Related to Our Business, Financial Condition, and Capital Requirements
Our preclinical studies and clinical trials have failed to demonstrate evidence of the safety and efficacy of our product candidates, which could prevent, delay, or limit the scope of regulatory approval and commercialization.
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
Preclinical studies and clinical testing are expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical studies or clinical trial process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including variability in the purity or potency of different batches of the same product candidate, changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen, and other aspects of the clinical trial protocols and the rate of dropout among clinical trial participants. Open-label extension studies may also extend the timing and cost of a clinical development program substantially. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. For example, our lead product candidate, AMT-101, failed to meet its primary efficacy endpoints in our Phase 2 LOMBARD clinical trial and our Phase 2 MARKET clinical trial. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier clinical trials. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.
We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. We cannot be certain that our current clinical trials or any other future clinical trials will be successful, as evidenced by the results in our Phase 2 LOMBARD and Phase 2 MARKET clinical trials for AMT-101. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition, and results of operations.
In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities to advance a product candidate to the next phase of clinical development or for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidates, which may also limit its commercial potential.
There is substantial doubt as to our ability to continue as a going concern. If we do not receive additional funding, we may have to curtail or cease operations.
As of December 31, 2022, we had cash and cash equivalents of $61.1 million. Based on our available cash resources, management has concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements included in this Annual Report on Form 10-K are issued. If we are unable to obtain additional funding, we will be forced to delay, reduce in scope or eliminate some of our research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates, which could adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. If we are unable to continue as a going concern, we may have to cease operations and liquidate our assets. We may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment.

The report from our independent registered public accounting firm issued in connection with this Annual Report on Form 10-K contains statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing security holders. If we raise money through debt financing or bank loans, we may be required to secure the financing with some or all our business assets, which could be sold or retained by the creditor should we default on our payment obligations. If we fail to raise sufficient funds, we will likely need to curtail or cease operations.
We will need to obtain substantial additional capital to finance our operations. A failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our research and drug development programs, future commercialization efforts, product development, or other operations.
Developing biologic therapeutics, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Our operations have required substantial amounts of cash since inception, and we expect to continue to incur expenses in connection with our ongoing activities and operating losses for the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities. Developing our product candidates and conducting clinical trials for the treatment of autoimmune, inflammatory, metabolic, and other diseases will require substantial amounts of capital. We will also require a significant amount of capital to commercialize any approved products. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Furthermore, other unanticipated costs may also arise.
On March 11, 2022, we filed a final shelf registration statement on Form S-3 which allows us to undertake various offerings. In addition, on January 27, 2022, we entered into a Sales Agreement with SVB Securities LLC and JMP Securities LLC, as our sales agents (Agents), pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through an “at-the-market” program (ATM facility). For so long as our non-affiliate public float does not exceed $75 million, the amount of securities that we may sell pursuant to registration statements on Form S-3 will be limited to the equivalent of one-third of our public float, which will limit our ability to raise capital. As of December 31, 2022, we had not yet sold any shares of common stock under the ATM facility. We will require additional capital for the further development and, if approved, commercialization of our product candidates. Our future funding requirements will depend on many factors, including but not limited to:
•the initiation, scope, rate of progress, results and cost of our preclinical studies, clinical trials, and other related activities for our product candidates;
•the costs associated with manufacturing our products, including expanding our own manufacturing facilities and establishing commercial supplies and sales, marketing, and distribution capabilities which could be impacted by increasing inflation;
•the timing and cost of capital expenditures to support our research, development, and manufacturing efforts;
•the number and characteristics of other product candidates that we pursue;
•the costs, timing, and outcome of seeking and obtaining FDA and non-U.S. regulatory approvals;
•our ability to maintain, expand, and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense, and enforcement of any patents or other intellectual property rights;
•the timing, receipt, and amount of sales from our potential products;
•our need and ability to hire additional management, scientific, technical, business, and medical personnel;
•the effect of competing products that may limit market penetration of our products;
•the economic and other terms, timing, and success of any collaboration, licensing, or other arrangements into which we may enter in the future, including any product development or other operation obligations we may have under these agreements and the timing of receipt of any milestone or royalty payments under these agreements;
•the compliance and administrative costs associated with being a public company; and
•the extent to which we divest, acquire or invest in businesses, products, or technologies, although we currently have no commitments or agreements establishing any of these types of transactions.
To the extent that we raise additional capital through the sale of equity or convertible debt securities or to the extent that we may issue equity securities in connection with a strategic transaction, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include the issuance of warrants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, strategic alliances, licensing arrangements with strategic partners, or asset sales, we may have to relinquish valuable rights to our technologies, intellectual property, future revenue streams, research programs, product candidates, and infrastructure, or grant licenses on terms that may not be favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Additional capital may not be available when we need it, on terms acceptable to us or at all and will be dependent on, among other factors, clinical trial results from AMT-101. We have no committed source of additional capital and recently, capital markets have been particularly volatile and our stock price has declined. If adequate capital is not available to us on a timely basis or on acceptable terms, we may be required to significantly delay, scale back, or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations, or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, and prospects, and cause the price of our common stock to decline.
We could be delisted from Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital.
On February 8, 2023, we received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock listed on Nasdaq has been below the minimum $1.00 per share required for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”).
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until August 7, 2023, to regain compliance with the Bid Price Requirement. If at any time before August 7, 2023, the bid price of our common stock closes at a $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written notification to us that we have regained compliance with the Bid Price Requirement. In the event we do not regain compliance with the Bid Price Requirement by August 7, 2023, we may be afforded an additional 180-day compliance period, provided we demonstrate that we meet all other applicable standards for initial listing on the Nasdaq Capital Market, except the Bid Price Requirement. If we do not regain compliance with the Bid Price Requirement by the end of the second compliance period, or if our stock trades for less than $0.10 for ten consecutive trading days during either of the compliance periods, our stock will be subject to delisting.
We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.
We are early in our development efforts, have a limited operating history and have no products approved for commercial sale, which makes it difficult to evaluate our current business and predict our future success and viability.
We are an early clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects.
We have no products approved for commercial sale and have not generated any revenue from product sales. We are developing a novel technology platform which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. While we have conducted a number of Phase 2 clinical trials (one of which is still ongoing) for AMT-101 and have conducted a Phase 1a clinical trial of AMT-126, we have not initiated clinical trials for any of our other product candidates. To date, we have not obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third-party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.
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
We have incurred net losses in each reporting period since our inception, including net losses of $126.3 million and $100.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $366.0 million.
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
We expect to continue to incur expenses and operating losses for the foreseeable future. We anticipate that we will continue to incur expenses if and as we:
•continue our research and discovery activities;
•continue the development of our proprietary technology platform;
•progress our current and any future product candidates through preclinical and clinical development;
•initiate and conduct additional preclinical studies, clinical trials, or other studies for our product candidates;
•work with our CDMOs to manufacture our product candidates for our clinical trials;
•operate our manufacturing operations at our facility located in South San Francisco;
•change or add additional contract manufacturers or suppliers;
•seek regulatory approvals and marketing authorizations for our product candidates;
•establish sales, marketing, and distribution infrastructure to commercialize any products for which we obtain approval;
•take steps to seek protection of our intellectual property and defend our intellectual property against challenges from third parties;
•obtain, expand, maintain, protect, and enforce our intellectual property portfolio;
•pursue any licensing or collaboration opportunities;
•attract, hire, and retain qualified personnel including clinical, scientific, management, and administrative personnel;
•provide additional internal infrastructure to support our continued research and development operations and any planned commercialization efforts in the future;
•experience increased expenses as a result of increasing inflation;
•experience any delays or encounter other issues related to our operations including as a result of the conflict between Russia and Ukraine;
•implement operations, financial, and management information systems;
•meet the requirements and demands of being a public company, including incurring expenses associated with efforts to raise money in the public financial markets; and
•defend against any product liability claims or other lawsuits related to our products or operations.
Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity, working capital, and our ability to fund our development efforts and achieve and maintain profitability. In any particular period, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.
We have historically financed our operations primarily through private placements of our convertible preferred stock and the sale of common stock in public equity issuances, such as our IPO in June 2020 and our follow-on equity offering in April 2021. In addition, on January 27, 2022, we entered into a Sales Agreement with the Agents, pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through an ATM facility. For so long as our non-affiliate public float does not exceed $75 million, the amount of securities that we may sell pursuant to registration statements on Form S-3 will be limited to the equivalent of one-third of our public float, which will limit our ability to raise capital. As of December 31, 2022, we have not yet sold any shares of common stock under the ATM facility. We may seek to raise capital through debt financings, private or public convertible debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, asset sales, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to us. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our development efforts, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations.
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
We have no products approved for commercial sale. To obtain revenue from the sales of our products that are significant or large enough to achieve profitability, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing, and marketing approved products with significant commercial success. Our ability to generate revenue and achieve profitability depends on many factors, including:
•initiating, enrolling patients in and completing clinical trials of product candidates on a timely basis;
•completing research and preclinical and clinical development of our product candidates;
•obtaining specialty raw materials for use in production of our product candidates;
•obtaining regulatory approvals and marketing authorizations for product candidates for which we successfully complete clinical development and clinical trials;
•satisfying any post-marketing approval commitments required by applicable regulatory authorities;
•developing sustainable, consistent, time-sensitive, and scalable manufacturing processes for our product candidates, either by ourselves or with third-party manufacturers, and obtaining regulatory approvals for such processes, as well as establishing and maintaining commercially viable supply relationships with third parties that can provide adequate products and services to support clinical activities and commercial demand of our products;
•identifying, assessing, acquiring, and/or developing new product candidates or technologies;
•launching and successfully commercializing products for which we have obtained regulatory and marketing approval by establishing a sales, marketing, and distribution infrastructure;
•obtaining and maintaining an adequate price for our products, both in the United States and in foreign countries where our products are commercialized;
•obtaining coverage and adequate reimbursement for our products from payors and patients’ willingness to pay in the absence of such coverage and adequate reimbursement;
•obtaining market, patient, and medical community acceptance of our products as viable treatment options;
•addressing any competing technological and market developments;
•obtaining additional funding to develop, and potentially manufacture and commercialize our product candidates;
•maintaining, protecting, expanding, and enforcing our portfolio of intellectual property rights, including patents, trade secrets, and know-how;
•attracting, hiring, and retaining qualified personnel; and
•negotiating favorable terms in any collaboration, licensing, or other arrangements which we may pursue.
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
A key element of our strategy is to leverage our technology platform to expand our pipeline of biologic product candidates and in order to do so, we must continue to invest in our platform and development capabilities. Although our research and development efforts to date have resulted in a pipeline of oral product candidates, these product candidates may not be safe or effective in the indications that we pursue. For example, we previously announced that certain trials investigating the use of AMT-101 to treat ulcerative colitis failed to achieve their primary endpoint. In addition, although we expect that our platform will allow us to develop a diverse pipeline of product candidates across multiple therapeutic areas and modalities, we may not prove to be successful at doing so. Furthermore, we may also find that the uses of our platform are limited because alternative uses of our biologic therapeutics prove not to be safe or effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval or achieve market acceptance. Even after approval, if we cannot successfully develop or commercialize our products, or if serious adverse events are discovered after commercialization, we will not be able to generate any product revenue, which would adversely affect business.
We have limited resources and are currently focusing our efforts on developing AMT-101 for particular indications and advancing our clinical trials. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.
We have limited resources and may not be able to simultaneously develop multiple product candidates in multiple therapeutic areas. For example, we are currently focused on developing our most advanced product candidate, which is AMT-101, for the treatment of pouchitis. In addition, we continue to evaluate next steps for the AMT-126 clinical program, and have paused development of our respiratory product candidate. Our goal is to focus on AMT-101 in the near term, and later expand the therapeutic and commercial potential of our targets and product candidates to additional indications to maximize value and increase our probability of success. Due to the significant resources required for the development of our product candidates, we must focus on specific product candidates and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or indications may not lead to the development of any viable commercial product and may divert resources away from better opportunities. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in immunology and inflammation, gastroenterology, and metabolic diseases, or the biopharmaceutical industry as a whole, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to maximize profitability on our product candidates, capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.
We expect to rely on third parties to conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such clinical trials, research, or testing.
We currently rely and expect to continue to rely on third parties, such as contract research organizations (CROs), contract development and manufacturing organizations (CDMOs), medical institutions, academic institutions, and clinical investigators to conduct some aspects of our research and preclinical studies and our clinical trials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations for any reason including the COVID-19 pandemic or the conflict between Russia and Ukraine. For example, as a result of ongoing COVID-19 research and global supply chain issues, there has been limited availability for certain resources required to conduct some of our preclinical studies and clinical trials, which has resulted in and may continue to result in longer lead times, increased costs, and delays in completing preclinical studies and clinical trials. If we need to enter into alternative arrangements or are unable to find suitable alternative arrangements, it would delay our product development activities.
Our reliance on third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial. Moreover, the FDA requires us to comply with current good clinical practices (cGCP) for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible, reproducible, and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.
If third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may be unable to complete, or may be delayed in completing, our preclinical studies or our clinical trials, and we will not be able to obtain, or may be delayed in obtaining, marketing approvals for any product candidates we may develop and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines. For example, completion of our Phase 2 MARKET combination clinical trial of oral AMT-101 with anti-TNFα in moderate-to-severe ulcerative colitis patients was delayed because we increased total enrollment from 30 patients to 51 patients due to an imbalance in the clinical trial’s planned 1:1 randomization. In addition, the ongoing conflict between Russia and Ukraine impacted our CROs, CDMOs and clinical investigators’ ability to conduct our LOMBARD clinical trial in Ukraine, Russia and other Eastern European countries, and the continued conflict may also impact future clinical trials. This could negatively impact the completion of our clinical trials and/or analyses of clinical results, which could materially harm our business.
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
Manufacturing of biologic therapeutics is a complex process and represents a critical path to creating biologic product candidates and a key component of our long-term success. We have spent significant resources to develop our current manufacturing capabilities, processes and know-how to produce sufficient supply of our product candidates. While we previously qualified a manufacturing facility located in South San Francisco, we have now relocated the manufacturing equipment to a new facility in our new corporate headquarters in South San Francisco. Qualifying our new manufacturing facility is time intensive and costly and we may experience difficulties associated with the transition, including as a result of the COVID-19 pandemic. Although we have successfully manufactured certain preclinical and clinical supply at our previously qualified manufacturing facility, we may encounter difficulties.
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
We currently have limited internal manufacturing experience and personnel. While our internal manufacturing facility allows for the manufacture of product candidates, we do not currently have the infrastructure or internal capability to manufacture our product candidates for commercialization purposes. We expect to continue to rely on third parties for certain manufacturing operations of our product candidates for preclinical studies and clinical trials, in compliance with applicable regulatory and quality standards, including cGMP, and may do so for the commercial manufacture of some or all of our product candidates, if approved. If we are unable to arrange for and maintain third-party manufacturing sources that are capable of meeting regulatory standards, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. If we were to experience an unexpected loss of supply of our product candidates, for any reason, whether as a result of manufacturing, supply, logistics, or storage issues, the COVID-19 pandemic, or otherwise, we could experience delays, disruptions, suspensions, or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Such failure or substantial delay or loss of supply could materially harm our business.
Reliance on third-party manufacturers entails risks including:
•the possible failure of the third-party to manufacture our product candidates according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
•reliance on the third-party for regulatory compliance and quality control and assurance and failure of the third-party to comply with regulatory requirements;
•the possibility of breach of the manufacturing agreement by the third-party because of factors beyond our control (including a failure to manufacture our product candidates in accordance with our product specifications);
•the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
•the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of product candidate supplies not being distributed to commercial vendors in a timely manner;
•the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•the possibility of termination or nonrenewal of the agreement by the third-party at a time that is costly or damaging to us.
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
While significant progress has been made to address the COVID-19 pandemic, with multiple vaccines and treatment options now available, the World Health Organization continues to classify COVID-19 as a pandemic and a public health emergency of international concern. The emergence of new variants has resulted in periodic surges in infection rates around the world and a cycle of fluctuating public health restrictions designed to mitigate the spread of the virus. The extent to which the COVID-19 pandemic, or any other widespread public health crisis, impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the spread or emergence of new variants, the duration and severity of surges in outbreaks, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. As a result of the COVID-19 pandemic, we have experienced and could experience future disruptions that could severely impact our business, current and planned clinical trials and preclinical studies, including:
•delays or difficulties in enrolling and retaining participants, particularly subjects who are at a higher risk of severe illness or death from COVID-19, and in recruiting clinical site investigators and clinical site staff;
•challenges related to ongoing and increased operational expenses related to the COVID-19 pandemic. For example, we have incurred additional expenses by increasing the number of clinical trial sites for certain clinical trials to mitigate the impact of COVID-19 on patient enrollment rates;
•difficulties interpreting data from our clinical trials due to the possible effects of COVID-19 on patients;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;
•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and clinical trial procedures, which may impact the integrity of subject data and clinical trial endpoints;

•limitations in resources, including our employees and consultants, that would otherwise be focused on the conduct of our business or our current or planned clinical trials or preclinical studies, including because of sickness, the desire to avoid contact with large groups of people or restrictions on movement or access to our facility as a result of government-imposed “shelter in place” or similar working restrictions;
•interruptions, difficulties or delays arising in our existing operations and company culture as a result of some of our employees working remotely, including those hired during the COVID-19 pandemic;
•increased cybersecurity risks resulting from some of our employees working remotely;
•delays in receiving approval from regulatory authorities to initiate our clinical trials;
•interruptions in preclinical studies due to restricted or limited operations at CROs conducting such preclinical studies;
•interruptions or delays in the operations of the FDA or other regulatory authorities, or the prioritization by such regulatory authorities of COVID-19 treatments, which may impact our review and approval timelines;
•refusal of the FDA to accept data from clinical trials in affected geographies outside the United States;
•delays in receiving the supplies, materials and services needed to conduct clinical trials and preclinical studies;
•changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs or require us to discontinue clinical trials altogether;
•interruptions or delays to our pipeline and research programs, and incurrence of additional costs as a result of any delays or adjustments; and
•delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or furlough of government or contractor personnel.
Further, as a result of the COVID-19 pandemic, the extent and length of which is uncertain, we have and may continue to develop and implement additional clinical trial policies and procedures designed to help protect trial participants from the COVID-19 virus, which may include using telemedicine visits, remote monitoring of patients and clinical sites, and measures to ensure that data from clinical trials that may be disrupted as a result of the pandemic are collected pursuant to the trial protocol and consistent with cGCP, with any material protocol deviation reviewed and approved by the site Institutional Review Board (IRB). Patients who may miss scheduled appointments, any interruption in trial drug supply, or other consequence that may result in incomplete data being generated during a trial as a result of the pandemic must be adequately documented and justified. Since March 2020, the FDA has issued various COVID-19 related guidance documents for sponsors and manufacturers, including guidance regarding conducting clinical trials during the pandemic, good manufacturing practice considerations, manufacturing, supply chain, and inspections, among others.
While the extent of the impact of the COVID-19 pandemic and current and future regulatory policies and requirements on our business and financial results are uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition, and operating results. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2022, we had federal net operating loss carryforwards of $278.8 million. Of this amount, $13.3 million was generated before January 1, 2018 and will begin to expire in 2036. Federal net operating losses of $265.5 million generated after December 31, 2017 will carryforward indefinitely. As of December 31, 2022, we had state net operating loss carryforwards of $69.5 million, which will begin to expire in 2036. Realization of these NOLs depends on future income, and there is a risk that our existing NOLs could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.
Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We completed an analysis under Section 382 through December 31, 2020 and concluded we had experienced an ownership change in the past.

However, the ownership change did not result in a limitation that would materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. Net operating loss and tax credit carryforwards generated during the years ended December 31, 2021 and 2022 may be subject to an annual limitation under Section 382. We believe we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control.
Changes in our effective tax rate or tax liability may have an adverse effect on our operating results.
Our effective tax rate and the amount of our taxable income could be adversely affected by several factors, many of which are outside of our control, including:
•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in tax laws, rates, tax treaties, and regulations or the interpretation of them;
•changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
•changes to the financial accounting rules for income tax;
•the tax effects of acquisitions;
•the outcome of current and future tax audits, examinations, or administrative appeals; and
•limitations or adverse findings regarding our ability to do business in some jurisdictions.
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
Our oral biologic product candidates’ use of active transport to translocate through the IE and RE barriers is a novel therapeutic approach. Our active transport approach differs from current biologics and peptides and is unproven. We are at the early stages of development of our product candidates. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:
•our product candidates may not successfully complete preclinical studies or clinical trials;
•a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
•we may not have sufficient resources to complete development of a product candidate;
•our competitors may develop therapeutics that render our product candidates obsolete or less attractive;
•the product candidates that we develop may not be sufficiently covered by intellectual property for which we hold exclusive rights;
•the product candidates that we develop may be covered by third parties’ patents or other intellectual property or exclusive rights;
•the market for a product candidate may change so that the continued development of that product candidate is no longer reasonable or commercially attractive;
•a product candidate may not be capable of being produced in development and commercial quantities at an acceptable cost, or at all;
•the product candidates that we develop may be novel and therefore, not accepted by the medical community;

•if a product candidate obtains regulatory approval, we may be unable to establish sales and marketing capabilities, or successfully market such approved product candidate, to gain market acceptance; and
•a product candidate may not be accepted as safe and effective by patients, the medical community, or third-party payors, if applicable.
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
We have never completed a clinical development program. In 2022, we released top-line results from the Phase 2 LOMBARD clinical trial and Phase 2 MARKET clinical trial for AMT-101, which failed to meet its primary efficacy endpoints. We are currently focused on developing AMT-101 and are evaluating next steps for the AMT-126 clinical program. In addition, we have paused development activities on our respiratory product candidate. None of our product candidates have advanced into late-stage development and it may be years before any such clinical trial is initiated, if at all. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. We may in the future advance product candidates into clinical trials and terminate such clinical trials prior to their completion.
If any of our product candidates successfully complete clinical trials, we generally plan to seek regulatory approval to market our product candidates in the United States, the European Union, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled or applied for regulatory approval to market any product candidate. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside of the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, manufacturing and controls, clinical trials, commercial sales, pricing, and distribution of our product candidates. Even if we are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our business, financial condition, results of operations, and our prospects could be negatively affected.
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
Preclinical studies and clinical testing are expensive, time consuming, and subject to uncertainty. We cannot guarantee that any preclinical studies and clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an Investigational New Drug (IND) application or a Clinical Trial Application (CTA) will result in the FDA, EMA, or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these preclinical studies or clinical trials begin, issues may arise that could suspend or terminate such preclinical studies or clinical trials. A failure of one or more preclinical studies or clinical trials can occur at any stage of testing, and our future preclinical studies or clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of preclinical studies or clinical trials include:
•inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•delays in confirming target engagement, biomarkers, patient selection, or other relevant criteria to be utilized in preclinical and clinical product candidate development;

•delays in reaching a consensus with regulatory authorities on clinical trial design;
•delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•delays in identifying, recruiting, and training suitable clinical investigators;
•delays in obtaining required IRB approval at each clinical trial site;
•imposition of a temporary or permanent clinical hold by regulatory authorities for a number of reasons, including:
◦after review of an IND or amendment, CTA or amendment, or equivalent application or amendment;
◦as a result of a new safety finding that presents unreasonable risk to clinical trial participants;
◦a negative finding from an inspection of our clinical trial operations or trial sites; or
◦the finding that the investigational protocol or plan is clearly deficient to meet its stated objectives;
•delays in identifying, recruiting, and enrolling suitable patients to participate in our clinical trials, and delays caused by patients withdrawing from clinical trials, or failing to return for post-treatment follow-up;
•difficulty collaborating with patient groups and investigators;
•failure by our CROs, other third parties, or us to adhere to clinical trial requirements;
•failure to perform in accordance with the FDA’s or any other regulatory authority’s cGCP requirements, or applicable EMA or other regulatory guidelines in other countries;
•occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•changes in the standard of care on which a clinical development plan was based, which may require new or additional clinical trials;
•the cost of clinical trials of our product candidates being greater than we anticipate;
•health epidemics such as the COVID-19 pandemic;
•geopolitical events such as the conflict between Russia and Ukraine;
•preclinical studies or clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon product development programs; and
•delays in manufacturing, testing, releasing, validating, transporting, or importing/exporting sufficient stable quantities of our product candidates for use in preclinical studies or clinical trials or the inability to do any of the foregoing.
Any inability to successfully initiate or complete preclinical studies or clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required, or we may elect, to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. Preclinical studies or clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.
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
We could also encounter delays if a preclinical study or clinical trial is suspended or terminated by us, by the data safety monitoring board for such clinical trial or by the FDA, EMA, or any other regulatory authority, or if the IRBs of the institutions in which such clinical trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial.

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
The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the clinical trial until its conclusion. We have experienced and may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including:
•the patient eligibility criteria defined in the protocol;
•the size of the clinical trial population required for analysis of the clinical trial’s primary endpoints;
•the proximity of patients to a clinical trial site;
•the design of the clinical trial;
•our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•competing clinical trials, including our own clinical trials, for similar therapies or targeting patient populations meeting our patient eligibility criteria;
•clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies and product candidates;
•our ability to obtain and maintain patient consents;
•health epidemics such as the COVID-19 pandemic. For example, there has been an increase in infections from COVID-19 variants which has impacted patient recruitment at certain of our clinical trial sites and could result in increased costs and delays;
•the risk that patients enrolled in clinical trials will not complete such clinical trials, for any reason; and
•geopolitical events such as the conflict between Russia and Ukraine.
We may also need to increase our planned enrollment for clinical trials. For example, we increased total enrollment from 30 patients to 51 patients due to an imbalance in the clinical trial’s planned 1:1 randomization for the Phase 2 MARKET combination clinical trial of oral AMT-101 with anti-TNFα in moderate-to-severe ulcerative colitis patients. In addition, the size and nature of the patient populations of the indications for which we are targeting may present difficulties or delays in enrollment due to factors such as being orphan disease populations or competition for patients with other clinical trials. For example, we are aware of multiple clinical trials in UC being conducted by competitors, and certain of our ongoing clinical trials are competing for the same patient population, both of which may make it difficult for us to enroll sufficient patients.
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
In particular, with respect to our most advanced product candidates, AMT-101 and AMT-126, we compete against companies that produce injectable biologic therapeutics such as AbbVie Inc., Amgen Inc., Bristol-Myers Squibb Co., Eli Lilly and Co., Janssen Pharmaceuticals, Inc., Merck Sharp & Dohme Corp., Roche Holding Ltd., Prometheus Biosciences, Inc., Takeda Pharmaceutical Company Ltd., as well as companies that produce oral products such as Abivax SA, Amgen Inc., Bristol-Myers Squibb Co., Dice Therapeutics Inc., Galapagos NV, Gilead Sciences, Inc., Landos Biopharma, Inc., Morphic Holding, Inc., Pfizer Inc., Protagonist Therapeutics, Inc., and Ventyx Biosciences, Inc.
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
The commercial success of any of our product candidates will depend upon its degree of market acceptance by physicians, patients, third-party payors, and others in the medical community. Even if any product candidates we may develop receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:
•the efficacy and safety of such product candidates as demonstrated in clinical trials and published in peer-review journals or presented at medical conferences;
•the potential and perceived advantages compared to alternative treatments;
•the ability to offer our products for sale at competitive prices;
•sufficient third-party coverage or adequate reimbursement and patients’ willingness to pay in the absence of such coverage and adequate reimbursement;
•the ability to offer appropriate patient access programs, such as co-pay assistance;
•the extent to which physicians recommend our products to their patients;
•convenience and ease of dosing and administration compared to alternative treatments;
•the clinical indications for which the product candidate is approved by FDA, EMA, or other regulatory authorities;
•product labeling or product insert requirements of the FDA, EMA, or other comparable foreign regulatory authorities, including any limitations, contraindications, or warnings contained in a product’s approved labeling;
•restrictions on how the product is distributed;
•the timing of market introduction of competitive products;

•publicity concerning our products or competing products and treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength and effectiveness of sales and marketing and distribution efforts; and
•the prevalence and severity of any side effects.
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
Factors that may inhibit our efforts to commercialize any approved product on our own include:
•our inability to recruit and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs, and other support personnel;
•the inability of sales personnel to obtain access to physicians or educate adequate numbers of physicians on the benefits of prescribing any future approved products;
•our inability to obtain coverage and adequate reimbursement for our products from payors;
•the inability to price our products at a sufficient price point to ensure an adequate and attractive level of profitability;
•restricted or closed distribution channels that make it difficult to distribute our products to segments of the patient population; and
•unforeseen costs and expenses associated with creating an independent commercialization organization.
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
The time required to obtain approval by the FDA, EMA, and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the type, complexity, and novelty of the product candidates involved. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials, or other studies. We have not submitted for, or obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.
Applications for our product candidates could fail to receive regulatory approval in an initial or subsequent indication for many reasons, including but not limited to the following:
•the FDA, EMA, or comparable foreign regulatory authorities may disagree with the design, implementation, or results of our clinical trials;
•the FDA, EMA, or comparable foreign regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities, or other characteristics that preclude our further development of our product candidates or our obtaining marketing approval or prevent or limit commercial use;
•the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•we may be unable to demonstrate to the FDA, EMA, or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for a proposed indication is acceptable, particularly when compared to the standard of care;
•the FDA, EMA, or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a new drug application (NDA), BLA, or other submission or to obtain regulatory approval in the United States or elsewhere;
•the FDA, EMA, or comparable foreign regulatory authorities may fail to approve our manufacturing processes, test procedures, and specifications, or facilities, and those of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA, EMA, or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
Further, the ability of the FDA or other regulatory agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, government shutdowns including as a result of the COVID-19 pandemic, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In response to the COVID-19 public health emergency, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has worked to resume normal operations. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections.
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
Adverse events or other undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA, or other comparable foreign regulatory authorities. AMT-101 is a GI-selective oral fusion of IL-10, and previous clinical trials conducted by others in the field with systemic IL-10 showed significant toxicities that prevented further development. AMT-126 is a GI-selective oral fusion of IL-22, and in current clinical trials conducted by others in the field with systemic IL-22, toxicities and adverse events have been observed.
Side effects could affect patient recruitment, the ability of enrolled patients to complete the clinical trial, and/or result in potential product liability claims. We are required to maintain product liability insurance pursuant to certain of our development and commercialization agreements. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. A successful product liability claim or series of claims brought against us could adversely affect our results of operations, business, and reputation. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical trial participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates, and decreased demand for our product candidates, if approved for commercial sale.
Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects or adverse events caused by such products, a number of potentially significant negative consequences could result, including but not limited to:
•regulatory authorities may withdraw approvals of such product and cause us to recall our products;
•regulatory authorities may require additional warnings on the label;
•we may be required to change the way the product is administered or conduct additional clinical trials or post-approval studies;
•we may be required to create a risk evaluation and mitigation strategy plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements, such as boxed warning on the packaging, to assure safe use;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, financial condition, results of operations, and prospects.
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
We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk when and if we commercialize any products. For example, we may be sued if our products cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale post-approval. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, or a breach of warranties. Claims could also be asserted under state consumer protection laws. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit testing and commercialization of our products. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•decreased or interrupted demand for our products;
•injury to our reputation;
•withdrawal of clinical trial participants and inability to continue clinical trials;
•initiation of investigations by regulators;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to clinical trial participants or patients;
•product recalls, withdrawals or labeling, marketing, or promotional restrictions;
•loss of revenue;
•exhaustion of any available insurance and our capital resources; and
•the inability to commercialize any products.
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
We have conducted clinical trials for AMT-101 and AMT-126 outside of the United States, and continue to conduct such clinical trials for AMT-101, and we may do so for our other product candidates, which exposes us to additional risks. For example, the FDA, EMA, and applicable foreign regulatory authorities may not accept data from such clinical trials, in which case our development plans will be delayed, which could materially harm our business.
We have conducted our Phase 2 clinical trials for AMT-101 and our Phase 1 clinical trial for AMT-126 in countries outside of the United States, and we continue to conduct such clinical trials for AMT-101. We also plan to conduct additional future clinical trials outside the United States. The acceptance of clinical trial data from clinical trials conducted outside the United States by the FDA, EMA, or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the clinical trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign clinical trials would be subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted. There can be no assurance that the FDA, EMA, or any applicable foreign regulatory authority will accept data from clinical trials conducted outside their applicable jurisdiction. If the FDA, EMA, or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:
•additional foreign regulatory requirements;
•foreign exchange fluctuations;
•increased supply chain complexity, including compliance with foreign manufacturing, customs, shipment and storage requirements and regulations;
•regional differences in medical practice and clinical trial research;

•diminished protection of intellectual property in some countries; and
•interruptions or delays in our clinical trials resulting from geopolitical events such as war or terrorism including the conflict between Russia and Ukraine.
For example, currently there is a conflict between Russia and Ukraine. Our AMT-101 Phase 2 LOMBARD and AMT-101 Phase 2 MARKET clinical trials included clinical trial sites located in Ukraine, Russia, and other Eastern European countries, and this conflict impacted our ability to conduct these clinical trials. We may conduct future clinical trials in Ukraine, Russia and other Eastern European countries, and the conflict may impact our ability to timely and successfully complete such clinical trials. This could negatively impact the completion of our clinical trials and/or analyses of clinical results or result in increased costs, all of which could materially impact our ability to obtain regulatory approval for our product candidates and harm our business.
Also, recent and potential global supply chain disruptions and geopolitical events may impact our ability to manufacture and deliver clinical trial drug supply to our clinical trial sites, particularly those outside the United States. If we or our contractors are unable to deliver sufficient quantities of a study product candidate, the completion of our clinical trials may be delayed, which could materially harm our business.
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
From time to time, we may publicly disclose preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or clinical trial such as data from our clinical trials of AMT-101 and AMT-126. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary results that we report may differ from future results of the same preclinical studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published.
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
Any regulatory approvals that we receive for our product candidates will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including the requirement to implement a risk evaluation and mitigation strategy), or contain requirements for potentially costly post-marketing testing. We will be required to report certain adverse reactions and production problems, if any, to the FDA, EMA, and comparable foreign regulatory authorities. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed, and distributed only for the approved indications and in accordance with the provisions of the approved labeling. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to biologic therapeutics are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval, commonly referred to as “off-label uses.” The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturer communications on the subject of off-label use of their products. The holder of an approved NDA, BLA, or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. An unsuccessful post-marketing clinical trial or failure to complete such a clinical trial could result in the withdrawal of marketing approval. In December 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.
If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:
•issue warning letters that would result in adverse publicity;
•impose civil or criminal penalties;
•suspend or withdraw regulatory approvals;
•suspend any of our ongoing clinical trials;
•refuse to approve pending applications or supplements to approved applications submitted by us;
•impose restrictions on our operations, including closing our manufacturing facility or our contract manufacturers’ facilities;
•seize or detain products; or
•require a product recall.

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
We have sought and may again seek orphan drug designation for one or more of our product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.
We sought and, in November 2022, received orphan drug designation for AMT-101 in patients with pouchitis. In the future, we may seek orphan drug designations for one or more of our product candidates, but may be unable to obtain an orphan drug designation for any additional product candidates. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA or BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
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
In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.
A breakthrough therapy designation or Fast Track designation by the FDA for a drug may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the drug will receive marketing approval.
In the future, we may seek a breakthrough therapy designation for one or more of our investigational medicines. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the clinical trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the biologics license application.
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
Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal, and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:
•the demand for our product candidates, if we obtain regulatory approval;
•our ability to receive or set a price that we believe is fair for our products;
•our ability to generate revenue and achieve or maintain profitability;
•the level of taxes that we are required to pay; and
•the availability of capital.
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
We are exposed to the risk of fraud, misconduct, or other illegal activity by our employees, independent contractors, consultants, commercial partners, and vendors. Misconduct by these parties could include intentional, reckless, and negligent conduct that fails to:
•comply with the laws of the FDA, EMA, and other comparable foreign regulatory authorities;
•provide true, complete, and accurate information to the FDA, EMA, and other comparable foreign regulatory authorities;
•comply with manufacturing standards we have established;
•comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or
•report financial information or data accurately or to disclose unauthorized activities to us.
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
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be subject to various federal and state fraud and abuse laws. The laws that we are currently subject to or which we may become subject to if we obtain FDA approval of any of our product candidates, and which may impact our operations include the following:
•The federal Anti-Kickback Statute which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.
•Federal civil and criminal false claims laws, including the False Claims Act, which can be enforced through civil “qui tam” or “whistleblower” actions, and civil monetary penalty laws, impose criminal and civil penalties against individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease, or conceal an obligation to pay money to the federal government. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation.
•The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters.

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses and their respective business associates and covered subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of individually identifiable health information.
•The federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, require applicable manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the HHS under the Open Payments Program, information related to certain payments and other transfers of value made in the previous year to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The information reported annually is publicly available on a searchable website.
•Analogous state and foreign laws and regulations, such as state and foreign anti-kickback and false claims laws, may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements, as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers.
•State laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines, and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources.
•State and local laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensation and other remuneration, and items of value provided to healthcare professionals and entities.
•State and local laws that require the registration of pharmaceutical sales representatives.
•State and foreign laws that govern the privacy and security of personal information (including health information) in certain circumstances. These include, but are not limited to, the EU General Data Protection Regulation, and the California Consumer Privacy Act, as amended and expanded by the California Privacy Rights Act, each of which is discussed below. Many of these laws governing the privacy and security of personal information differ from each other in significant ways and may not have the same effects or obligations, thus complicating compliance efforts.
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
In addition, U.S. states are adopting new laws or amending existing laws and regulations, requiring attention to frequently changing regulatory requirements applicable to data related to individuals. For example, California has enacted the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020 and has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined and which can include any of our current or future employees who may be California residents or any other California residents whose data we collect or process) and provide such residents new ways to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. As we expand our operations and clinical trials (both preclinical or clinical), the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States.
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
Moreover, disputes may arise regarding intellectual property subject to a collaboration agreement, including:
•the scope of the option or license rights granted under the agreement and other interpretation-related issues;
•the extent to which our technology and processes infringe on intellectual property of the collaborator that is not subject to the option or license rights granted under the agreement;
•the sublicensing of patent and other rights under our collaborative development relationships;

•our diligence obligations under the agreement and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our collaborators and us and our other partners; and
•the priority of invention of patented technology.
We may enter into agreements to option or license intellectual property or technology from third parties that are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have optioned or licensed prevent or impair our ability to maintain such arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.
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
If we initiated legal proceedings against a third party to enforce a patent covering our product candidates or other technologies, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of our patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our product candidates or other technologies or may result in a change in inventorship which could impact our exclusive ownership of a patent. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates or other technologies. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.
Third-party claims of intellectual property infringement, misappropriation, or other violation against us may prevent or delay the development and commercialization of our product candidates and other technologies.
The fields of designing and developing treatments for immunology, inflammation, and metabolic diseases are highly competitive and dynamic. In addition, while research and development that is taking place by several companies, including us and our competitors in oral biologic therapeutics, the technology used in our product candidates is still in development and no products utilizing similar technology have yet reached the market. As such, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. This could lead to significant intellectual property related litigation and proceedings relating to our, and other third party, intellectual property and proprietary rights in the future.
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
Depending upon the timing, duration, and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act). The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Patent Certificate. However, we may not be granted an extension in the United States and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.
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
While we seek to protect these trade secrets and other proprietary technology, we cannot guarantee that we have entered into non-disclosure, confidentiality, invention, or patent assignment agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite our efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products that are similar to our product candidates or utilize similar technology but that are not covered by the claims of the patents that we license or may own;
•others may be able to develop a platform that is similar to, or better than, ours in a way that is not covered by the claims of our patents;
•we, or our future licensors or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or own now or in the future;
•we, or our future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•it is possible that our current or future pending owned or licensed patent applications will not lead to issued patents;
•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
•our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable;
•the patents of others may harm our business; and
•we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent covering such intellectual property.
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
Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations, and prospects. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. In certain countries outside of the United States, trademark registration is required to enforce trademark rights. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.
Risks Related to Our Operations
We are highly dependent on our key personnel, and if we are not successful in attracting, motivating, and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate, and retain highly qualified managerial, scientific, and clinical development personnel. We are highly dependent on our management and our scientific, technical, business, and medical personnel. We have had to reduce our workforce in the past and we may need to reduce our workforce again. The loss of the services provided by any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in the development of our product candidates and harm our business. Additionally, the COVID-19 pandemic and/or the highly competitive job market has interfered with our ability to hire or retain personnel and we have been required to increase our compensation and incentive packages, and be more flexible in allowing personnel to work remotely from other cities to attract and retain personnel.
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
Future strategic transactions, partnerships and collaborations may be important to us. We will face significant competition in seeking new strategic partners.
We have limited capabilities for manufacturing and do not yet have any capability for sales, marketing or distribution. For some of our product candidates, we may in the future determine to collaborate with strategic partners for the development and potential commercialization of therapeutic products. The competition for strategic partners is intense. Our ability to reach a definitive agreement will depend, among other things, upon our assessment of the strategic partner’s resources and expertise, the terms and conditions of the proposed transaction, partnership or collaboration and the proposed strategic partner’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The strategic partner may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such collaboration could be more attractive than the one with us for our product candidate.
Strategic transactions are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future strategic partners. Even if we are successful in entering into a strategic transaction, the terms and conditions of that transaction may restrict us from entering into future agreements with other potential collaborators.
If we are unable to reach agreements with suitable strategic partners on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate or reduce or delay one or more of our other development programs. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into strategic transactions, partnerships or collaborations, and we do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our technology platform and our business may be materially and adversely affected. Any transaction may be on terms that are not optimal for us, and we may not be able to maintain any new transaction if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the partner terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, and increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material and adverse effect on our business, financial condition, results of operations, and prospects. Conversely, any failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches the market.
If we are unable to maintain future strategic partnerships or enter into strategic transactions or collaborations, our business could be adversely affected.
Any future strategic partnerships we enter into may pose a number of risks, including the following:
•we may not be able to enter into critical strategic partnerships or enter them on favorable terms;
•strategic partners have significant discretion in determining the effort and resources that they will apply to such a partnership, and they may not perform their obligations as agreed or expected;
•strategic partners may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the partners’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
•strategic partners may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•strategic partners could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the strategic partners believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than our product candidates;
•product candidates discovered in collaboration with us may be viewed by our strategic partners as competitive with their own product candidates or products, which may cause strategic partners to cease to devote resources to the commercialization of our product candidates;
•a strategic partner with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidates;
•disagreements with strategic partners, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•strategic partners may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•strategic partners may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•strategic partnerships may be terminated for the convenience of the partner and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.
We may in the future engage in strategic transactions, acquisitions, collaborations, or partnerships, which may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, require us to relinquish rights to certain of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves, and subject us to other risks.
We may engage in various strategic transactions, acquisitions, collaborations, and partnerships in the future, including licensing, acquiring or selling complementary products, intellectual property rights, technologies, or businesses. Any strategic transaction, acquisition, collaboration, or partnership may entail numerous risks, including:
•increased operating expenses and cash requirements;
•volatility with respect to the financial reporting related to such arrangements;
•assumption of indebtedness or contingent liabilities;
•issuance of our equity securities which would result in dilution to our stockholders;
•assimilation of operations, intellectual property, products, and product candidates of an acquired company, including difficulties associated with integrating new personnel;
•relinquishment of rights to certain of our technologies or product candidates as a result of transaction structures that we would otherwise seek to develop or commercialize ourselves;
•diversion of our management’s attention from our existing product programs and initiatives in pursuing such an acquisition or strategic partnership;
•retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals;
•our inability to generate revenue from acquired intellectual property, technology, and/or products sufficient to meet our objectives or even to offset the associated transaction and maintenance costs; and
•because our product candidates are all based on the same proprietary technology platform, decisions made by a strategic partner, such as decisions regarding regulatory strategy or reimbursements, could negatively impact our other products or product candidates that are outside the scope of the strategic partnership.
In addition, if we undertake such a transaction, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses, and acquire intangible assets that could result in significant future amortization expense.

Any legal proceedings or claims against us could be costly and time-consuming to defend and could harm our reputation regardless of the outcome.
We may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, product liability, employment, class action, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings. In March 2023, we implemented a reduction in force and the attendant layoffs increased the risk of claims being made by or on behalf of affected employees. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
Our business is subject to economic, political, regulatory, and other risks associated with international operations.
Our business is subject to risks associated with conducting business internationally. Some of our CDMOs are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:
•economic weakness, including inflation, or political instability in certain non-U.S. economies and markets. For example, inflationary pressures have increased and could increase costs for our clinical trials;
•differing and changing regulatory requirements in non-U.S. countries, including drug pricing and reimbursement requirements;
•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•difficulties in compliance with non-U.S. laws and regulations;
•changes in non-U.S. regulations and customs, tariffs, and trade barriers;
•changes in non-U.S. currency exchange rates and currency controls;
•changes in a specific country’s or region’s political or economic environment;
•trade protection measures, import or export licensing requirements, or other restrictive actions by U.S. or non-U.S. governments;
•negative consequences from changes in tax laws;
•compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•difficulties associated with staffing and managing international operations, including differing labor relations;
•potential liability under the FCPA, U.K. Bribery Act, or comparable foreign laws; and
•business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters including earthquakes, typhoons, floods, and fires, or outbreaks of health epidemics such as the COVID-19 pandemic.
These and other risks associated with our planned international operations may materially adversely affect our ability to attain profitable operations.
Inflation in the global economy could negatively impact our business and results of operations.
General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. General inflation, including rising prices for our clinical trial drug supply, CROs, CDMOs and rising salaries negatively impact our business by increasing our operating expenses. To the extent general inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.
Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer other breakdowns, cyberattacks, or information security breaches or incidents that could compromise the confidentiality, integrity, and availability of such systems and data, and affect our reputation.
Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors may be vulnerable to damage, compromise, disruption and unauthorized access owing to a variety of causes, including system malfunction, natural disasters, terrorism, war and telecommunication and electrical failure, and inadvertent or intentional actions by our employees, CROs and other contractors, and/or other third parties, or cyber-attacks by malicious third parties. As the cyber-threat landscape evolves, such cyberattacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering, and/or other means. These risks may increase as a result of COVID-19, owing to an increase in our and our CROs’ and other contractors’ personnel working remotely or utilizing personal devices. Additionally, cybersecurity researchers have observed increased cyberattack activity, and warned of heightened risks of cyberattacks, in connection with the conflict between Russia and Ukraine. If a breakdown, disruption, cyberattack, or other information security breach or security incident were to occur and cause interruptions in our operations or loss, corruption, or unavailability of data, or if any of the foregoing were perceived to have occurred, it could subject us to claims, proceedings, or other liabilities and may result in a material disruption of our development programs and our business operations, which could lead to significant delays or setbacks in our research and other further development and commercialization of our product candidates. For example, the loss of clinical trial data from completed, ongoing, or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, disruptions of, or security breaches or other incidents of, our information technology systems or those of our future CROs and other contractors and consultants could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure or dissemination of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to loss, damage, or unavailability of, or unauthorized access to, or use, alteration, or disclosure or dissemination of, personal information or other data we or our contractors or consultants process or maintain, including personal information regarding clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
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
Risks Related to Ownership of Our Common Stock
The market price of our common stock has been volatile, which could result in substantial losses for investors.
The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuation in response to various factors, some of which are beyond our control. Some of the factors that may cause the market price of our common stock to fluctuate include:
•our ability to successfully raise capital and continue as a going concern;
•our ability to meet the minimum standards required for remaining listed on The Nasdaq Global Select Market;
•the degree of trading liquidity in our common shares;
•future sales of our common stock by us, our insiders, or other stockholders;

•the success of existing or new competitive products or technologies;
•the timing and results of preclinical studies and clinical trials for our current product candidates and any future product candidates that we may develop;
•failure or discontinuation of any of our product development and research programs;
•results of preclinical studies, clinical trials, or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;
•regulatory or legal developments in the United States and other countries;
•developments or disputes concerning patent applications, issued patents, or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to any of our research programs, clinical development programs, or product candidates that we may develop;
•the results of our efforts to develop additional product candidates or products;
•actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
•announcement or expectation of additional financing efforts;
•variations in our financial results or those of companies that are perceived to be similar to us;
•changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors;
•general economic, industry, political, and market conditions, including the impact of the COVID-19 pandemic; and
•the other factors described in this “Risk Factors” section.
On February 8, 2023, we received a notice from The Nasdaq Stock Market LLC notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock listed on Nasdaq has been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). We have a period of 180 calendar days, or until August 7, 2023, to regain compliance with the Bid Price Requirement. If we fail to regain compliance with the Bid Price Requirement, our stock will be delisted from The Nasdaq Global Select Market. Any such delisting from The Nasdaq Stock Market LLC that causes our shares of common stock to trade on the over-the-counter market could also cause the market price of our common stock to fluctuate further. In addition, in recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business, which could seriously harm our business.
An active trading market of our common stock may not be sustained.
Prior to the closing of our IPO in June 2020, there was no public trading market for our common stock. Although our common stock is listed on The Nasdaq Global Select Market, the market for our shares has demonstrated varying levels of trading activity and high levels of price volatility. We cannot predict the prices at which our common stock will trade. It is possible that in one or more future periods our results of operations and progression of our product pipeline may not meet the expectations of public market analysts and investors, and, as a result of these and other factors, the price of our common stock may fall. For example, as discussed under the heading “Risk Factors – The market price of our common stock has been volatile, which could result in substantial losses for investors,” we received a written notice from Nasdaq notifying us that we had not been in compliance with Nasdaq’s minimum bid price requirement.

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. On March 11, 2022, we filed a final shelf registration statement on Form S-3 which allows us to undertake various offerings. In addition, on January 27, 2022, we entered into a Sales Agreement with the Agents pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through the ATM facility. As of December 31, 2022, the Company had not yet sold any shares of common stock under the ATM facility. If we or our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.
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
We have in the past and may in the future seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. For example, on April 6, 2021, we completed a follow-on offering and issued 2,875,000 shares of our common stock at a price of $42.00 per share. In addition, on March 11, 2022, we filed a final shelf registration statement on Form S-3 which allows us to undertake various offerings. In addition, on January 27, 2022, we entered into a Sales Agreement with the Agents pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through the ATM facility. As of December 31, 2022, we have not yet sold any shares of common stock under the ATM facility. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of December 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 57% of our voting stock. As a result, this group of stockholders, if they act together, will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, which might affect the prevailing market price for our common stock.

We have incurred and will continue to incur increased costs and management resources as a result of operating as a public company.
We have incurred and will continue to incur significant increased costs and management resources as a result of operating as a public company. We have incurred and will continue to incur significant legal, accounting, compliance and other expenses as a public company. Our management and other personnel need to devote a substantial amount of time and incur significant expense in connection with compliance initiatives. For example, as a public company, we must adopt additional internal controls and disclosure controls and procedures and have retained a transfer agent and adopted an insider trading policy. As a public company, we bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.
In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act (SOX), and the related rules and regulations implemented by the SEC and Nasdaq have and will continue to increase legal and financial compliance costs and make some compliance activities more challenging and time-consuming.
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
Provisions in our amended and restated certificate of incorporation and bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Therefore, these provisions could adversely affect the price of our common stock. Among other things, our charter documents:
•establish that our board of directors is divided into three classes, Class I, Class II, and Class III, with each class serving staggered three-year terms;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•provide that our directors may only be removed for cause;
•eliminate cumulative voting in the election of directors;
•authorize our board of directors to issues shares of preferred stock and determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;
•provide our board of directors with the exclusive right to elect a director to fill a vacancy or newly created directorship;
•permit stockholders to only take actions at a duly called annual or special meeting and not by written consent;
•prohibit stockholders from calling a special meeting of stockholders;
•require that stockholders give advance notice to nominate directors or submit proposals for consideration at stockholder meetings;
•authorize our board of directors, by a majority vote, to amend the bylaws; and
•require the affirmative vote of at least 66 2/3% or more of the outstanding shares of common stock to amend many of the provisions described above.
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
We prepare our financial statements to conform to accounting principles generally accepted in the United States (GAAP). These principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the PCAOB, the SEC and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Additionally, as we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters is located in South San Francisco, California, where we lease 84,321 square feet of laboratory, manufacturing, warehouse and office space pursuant to a lease agreement that expires in October 2029. We also lease approximately 20,000 square feet of additional warehouse space in South San Francisco, California pursuant to a lease agreement that expires in July 2029.
We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.
Item 3. Legal Proceedings.
From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. We are not currently, and were not during the year ended December 31, 2022, a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business and, to the best of management’s knowledge, no such litigation is currently pending or threatened. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.
Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our common stock trades under the symbol “AMTI” on The Nasdaq Global Select Market and has been publicly traded since June 5, 2020. Prior to that date, there was no public market for our common stock.
Holders of Our Common Stock
As of March 2, 2023, there were approximately 10 holders of record of our common stock, although there are a substantially greater number of “beneficial owners,” whose shares are held of record by banks, brokers and other financial institutions in “nominee” or “street” name.
Dividend Policy
We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination to declare or pay dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Our future ability to pay cash dividends on our capital stock may be limited by the terms of any future debt or preferred securities.
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
Overview
We are a clinical-stage biopharmaceutical company leveraging our proprietary technology platform to design and develop a pipeline of novel oral biologic product candidates. Our proprietary technology platform allows us to exploit existing natural cellular trafficking pathways to facilitate the active transport of diverse therapeutic payloads across epithelial barriers, such as the intestinal epithelium (IE) and the respiratory epithelium (RE). Active transport is an efficient mechanism that uses the cell’s own machinery to transport materials across epithelial barriers. We believe that our ability to exploit this mechanism is a key differentiator of our approach. We currently have two oral biologics in clinical development. Our most advanced product candidate, AMT-101, has completed a Phase 2 clinical trial in patients with chronic pouchitis and is in Phase 2 development for patients with rheumatoid arthritis (RA). Our second product candidate, AMT-126, is in Phase 1 development for diseases related to IE barrier function defects.
As of December 31, 2022, we had cash and cash equivalents of $61.1 million. Based on our available cash resources, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements included in this Annual Report on Form 10-K are issued. If we are unable to obtain additional funding, we will be forced to delay, reduce in scope or eliminate some of our research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates, which could adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. If we are unable to continue as a going concern, we may have to cease operations and liquidate our assets. We may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. The report from our independent registered public accounting firm issued in connection with this Annual Report on Form 10-K contains statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing security holders. If we raise money through debt financing or bank loans, we may be required to secure the financing with some or all our business assets, which could be sold or retained by the creditor should we default on our payment obligations. If we fail to raise sufficient funds, we will likely need to curtail or cease operations.
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
For information regarding our product candidates and clinical trial programs, refer to “Overview” within Part I, Item 1. Business in this Annual Report on Form 10-K.
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
Manufacturing of protein therapeutics is a complex process and represents a critical path to creating oral biologic therapeutics and a key component of our long-term success. We have spent significant resources to date on developing our current manufacturing processes and know-how to produce sufficient supply and optimize functionality. We now manufacture clinical supply at our new facility located in South San Francisco. While we have successfully manufactured clinical supply at our internal facility, we may need to scale our manufacturing operations to manufacture sufficient quantity needed to advance any of our product candidates in preclinical studies and clinical trials. Accordingly, we will be required to make significant investments to expand our manufacturing facilities in the future, and our efforts to scale our internal manufacturing capabilities are subject to risks.
In addition, despite having our in-house manufacturing facility, we expect to continue to rely on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates obtain marketing approval. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our product candidates, as well as for our commercial products if marketing approval is obtained. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our product candidates.
Strategic Plan Announcement

In May 2022, we implemented a strategic plan to focus the business on our clinical program for AMT-101 (Strategic Plan). The Strategic Plan is intended to preserve capital, ensuring that we are appropriately resourced to advance AMT-101 through key development milestones.

Under the Strategic Plan, we reduced our then current workforce by approximately 40%. Impacted employees were eligible to receive severance benefits and company-funded COBRA premiums, contingent upon an impacted employee’s execution (and non-revocation) of a customary separation agreement, which included a general release of claims against us.

In connection with the Strategic Plan, we recognized restructuring charges of approximately $3.8 million for the year ended December 31, 2022. These restructuring charges were primarily related to severance payments and other employee-related separation costs of $3.3 million, contract termination fees of $0.5 million, a lease termination fee of $0.3 million, impairment of property and equipment of $0.1 million and insignificant legal expenses, partially offset by a $0.4 million reduction in stock-based compensation expense as a result of applying modification accounting for accelerated vesting of RSUs. As of December 31, 2022, accrued contract termination fees of $0.4 million remained unpaid and are expected to be paid within one year.
COVID-19 and Current Economic Environment
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

We are carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on our financial condition, including our cash flows and results of operations. We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 pandemic. However, the extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted. Accordingly, management is carefully monitoring the impact of the COVID-19 pandemic on our business. As of December 31, 2022, we were not aware of any significant contingencies and no estimates were recorded on our financial statements related to COVID-19.

The extent of the ongoing impact of macroeconomic events on our business and on global economic activity is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time, although the impacts are expected to continue and may significantly affect our business. We expect that the impacts on our business will continue through this period of economic uncertainty as supply chain issues, inflation and other factors continue to worsen or emerge. Accordingly, management is carefully evaluating our liquidity position, communicating with and monitoring the actions of our suppliers and continuing to review our near-term operating expenses as the uncertainty related to these factors continues to unfold. The risks related to our business, including further discussion of the impact and possible future impacts of the COVID-19 pandemic and current economic conditions on our business, are further described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
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
These expenses include, but are not limited to:
External expenses, consisting of:
•clinical trials—expenses associated with CROs for managing and conducting clinical trials and sample analysis;
•materials—expenses associated with laboratory supplies and other materials;
•preclinical studies—expenses associated with preclinical studies performed by vendors;
•contract manufacturing—expenses associated with manufacturing clinical trial materials including under agreements with CDMOs and other vendors; and
•other research and development—expenses associated with consulting and other external expenses.
Internal expenses, consisting of:
•personnel—personnel expenses including salaries, bonuses, benefits, and stock-based compensation expense; and
•equipment, depreciation, and facility—expenses associated with service and repair of equipment, equipment depreciation, and allocated facility costs for research and development occupied space.
To date, the vast majority of these expenses have been incurred to advance our most advanced product candidate, AMT-101. We expect that significant additional spending will be required to progress AMT-101 through the remainder of the clinical development phases. These expenses will primarily consist of expenses for the administration of clinical trials as well as manufacturing costs for clinical material supply.
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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation expense) for personnel in executive, finance, accounting, corporate development, and other administrative functions. General and administrative expenses also include legal fees, professional fees paid for accounting, auditing, consulting, tax, and investor relations services, insurance costs, and facility costs not otherwise included in research and development expenses, and public company expenses such as costs associated with compliance with the rules and regulations of the SEC and those of Nasdaq.
We expect that our general and administrative expenses will continue to increase significantly in the foreseeable future as additional administrative personnel and services are required to manage these functions of a public company and as our pipeline of product candidates expands.
Interest Income, Net and Other Expense, Net
Interest income, net consists of interest income earned on our cash and cash equivalents, net of interest expense on our finance leases. Other expense, net primarily consists of gains and losses resulting from foreign currency denominated transactions with foreign vendors.
Results of Operations
A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 2021 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on February 24, 2022.
Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$89,826	$71,448	$18,378
General and administrative	37,393	29,341	8,052
Total operating expenses	127,219	100,789	26,430
Loss from operations	(127,219)	(100,789)	(26,430)
Interest income, net	898	626	272
Other expense, net	(4)	(124)	120
Net loss	$(126,325)	$(100,287)	$(26,038)
Research and Development Expenses
Research and development expenses increased by $18.4 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The following table sets forth the primary external and internal research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	Change
External expenses:
Clinical trials	$18,866	$16,558	$2,308
Materials	8,497	6,852	1,645
Preclinical studies	4,870	2,975	1,895
Other research and development	8,124	2,021	6,103
Contract manufacturing	1,718	1,699	19
Internal expenses:
Personnel	33,483	29,159	4,324
Equipment depreciation and facilities	14,268	12,184	2,084
Total research and development expenses	$89,826	$71,448	$18,378
The overall increase in research and development expenses was primarily driven by external costs for CROs, CMOs, consultants and laboratory supplies related to the advancement of our product candidates through preclinical studies and clinical trials as our FILLMORE, LOMBARD and MARKET clinical trials reported top-line data during 2022. The increase in internal costs was primarily due to an increase of $4.3 million in personnel-related expenses, including a $2.6 million increase related to employee separation costs related to our Strategic Plan, which was implemented in May 2022, as well as an increase in stock-based compensation expense. In addition, increased lease expense associated with our new corporate headquarters, which we fully occupied in October 2021, as well as depreciation for our research and development equipment also contributed to the increase in internal costs.
General and Administrative Expenses
General and administrative expenses increased by $8.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in general and administrative expenses was primarily due to an increase of $6.2 million in personnel-related expenses, including an increase of $4.2 million in stock-based compensation expense and $0.7 million of employee separation costs related to our Strategic Plan. The remaining increase was primarily attributable to increased lease expense associated with our new corporate headquarters, which we fully occupied in October 2021.
Interest Income, Net
Interest income, net increased by $0.3 million during the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to higher interest rate yields on our money market funds, which invests all of its assets in direct obligations of the U.S. Treasury.
Liquidity and Capital Resources
As of December 31, 2022, we had approximately $61.1 million in cash and cash equivalents. Based on our available cash resources, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements included in this Annual Report on Form 10-K are issued. If we are unable to obtain additional funding, we will be forced to delay, reduce in scope or eliminate some of our research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates, which could adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. If we are unable to continue as a going concern, we may have to cease operations and liquidate our assets. We may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. The report from our independent registered public accounting firm issued in connection with this Annual Report on Form 10-K contains statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing security holders. If we raise money through debt financing or bank loans, we may be required to secure the financing with some or all our business assets, which could be sold or retained by the creditor should we default on our payment obligations. If we fail to raise sufficient funds, we will likely need to curtail or cease operations.
We have invested significant financial resources in research and development activities and have historically financed our operations primarily through the private placements of convertible preferred stock and the issuance of common stock upon the completion of our IPO. We completed our IPO in June 2020 and received net proceeds of approximately $160.6 million after deducting underwriting discounts and commissions and offering costs, net of offering costs of $0.2 million paid in 2019. On April 6, 2021, we completed a follow-on offering and received net proceeds of approximately $112.8 million after deducting underwriting discounts and commissions and offering costs.
In January 2022, we entered into a Sales Agreement with SVB Securities LLC and JMP Securities LLC, as our sales agents (Agents), pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through an “at-the-market” program (ATM Facility). The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-263501) and the final prospectus supplement, which was filed on March 11, 2022. For so long as our non-affiliate public float does not exceed $75 million, the amount of securities that we may sell pursuant to registration statements on Form S-3 will be limited to the equivalent of one-third of our public float, which will limit our ability to raise capital. As of December 31, 2022, we have not yet sold any shares under the ATM facility.

Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash used in operating activities	$(93,900)	$(82,609)	$(58,894)
Net cash (used in) provided by investing activities	(4,152)	122,206	(109,286)
Net cash (used in) provided by financing activities	(733)	115,298	161,296
Net (decrease) increase in cash, cash equivalents and restricted cash	$(98,785)	$154,895	$(6,884)
Cash Used in Operating Activities
For the year ended December 31, 2022, net cash used in operating activities of $93.9 million reflected a net loss of $126.3 million, a net change of $2.3 million in our net operating assets and liabilities, partially offset by aggregate non-cash charges of $34.7 million. The net change in our operating assets and liabilities was primarily due to decreases of $6.9 million in operating lease liabilities, partially offset by decreases of $4.9 million in prepaids and other current and non-current assets. The non-cash charges primarily consisted of stock-based compensation expense of $23.2 million, non-cash operating lease expense of $8.3 million and depreciation and amortization expense of $3.1 million.
For the year ended December 31, 2021, net cash used in operating activities of $82.6 million reflected a net loss of $100.3 million, a net change of $6.6 million in our net operating assets and liabilities, partially offset by $24.3 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to decreases of $5.6 million in prepaid expenses and other current assets and $3.6 million in operating lease liabilities, partially offset by increases of $2.4 million in accounts payable and accrued expenses and $0.2 million in other liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $16.7 million, non-cash operating lease expense of $4.4 million and depreciation and amortization expenses of $3.2 million.
Cash Provided by or Used in Investing Activities
For the year ended December 31, 2022, cash used in investing activities was $4.2 million, consisting of purchases of property and equipment.
For the year ended December 31, 2021, cash provided by investing activities was $122.2 million related primarily to the sales and maturities of investments of $124.1 million, partially offset by the purchase of property and equipment of $1.9 million.

Cash Provided by Financing Activities
For the year ended December 31, 2022, cash used by financing activities was $0.7 million, consisting primarily of payments of issuance costs related to our ATM facility of $0.9 million and principal payments for finance lease liabilities of $0.2 million, offset by proceeds received from the issuance of common stock under our employee stock purchase plan of $0.3 million and proceeds received from stock option exercises of $0.1 million.
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
Material Cash Requirements from Contractual Obligations
Our material cash requirements from known contractual obligations as of December 31, 2022 consisted of operating lease liabilities including our lease of approximately 84,321 square feet of space in South San Francisco, California for a lease term ending in September 2029. For additional information regarding the terms of our operating leases, see Note 5 to the financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Future Funding Requirements and Going Concern
Management has concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements included in this Annual Report on Form 10-K are issued. Our primary uses of cash are to fund our operations, which consist primarily of research and development expenses related to our programs, and to a lesser extent, general and administrative expenses. We expect to continue to incur expenses and operating losses for the foreseeable future in connection with our ongoing activities, if and as we:
•advance product candidates through preclinical studies and clinical trials;
•pursue regulatory approval of product candidates;
•continue to invest in our technology platform;
•seek marketing approvals for any product candidates that successfully complete clinical trials;
•implement operational, financial and management information systems;
•hire additional personnel;
•build out and expand our in-house manufacturing capabilities;
•continue to operate as a public company;
•expand our pipeline of product candidates;
•obtain, maintain, expand, and protect our intellectual property portfolio; and
•establish a sales, marketing, and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval and related commercial manufacturing build-out.
Our future funding requirements, both short-term and long-term, will depend on many factors, including:
•the progress, costs, trial design, results of and timing of our various clinical trials of our product candidates;
•the progress, costs and results of our research pipeline;
•the willingness of the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA), or other regulatory authorities to accept our product candidates, as well as data from our completed and planned clinical trials and preclinical studies and other work, as the basis for review and approval of our product candidates for various indications;
•the outcome, costs and timing of seeking and obtaining FDA, EMA, and any other regulatory approvals;
•the number and characteristics of product candidates that we pursue;
•our ability to manufacture sufficient quantities of our product candidates;
•our need to expand our research and development activities;

•the costs associated with manufacturing our product candidates, including building-out and expanding our own manufacturing facilities, and establishing commercial supplies and sales, marketing, and distribution capabilities;
•the costs associated with securing and establishing commercialization;
•the costs of acquiring, licensing, or investing in businesses, product candidates, and technologies;
•our ability to maintain, expand, and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense, and enforcement of any patents or other intellectual property rights;
•our need and ability to retain key management and hire scientific, technical, business, and medical personnel;
•the effect of competing drugs and product candidates and other market developments;
•the timing, receipt, and amount of sales from our potential products;
•our need to implement additional internal systems and infrastructure, including financial and reporting systems;
•the economic and other terms, timing of and success of any collaboration, licensing or other arrangements which we may enter in the future;
•the potential effects of inflation on our business operations;
•the volatility of our share price and our ability to maintain our listing on The Nasdaq Stock Market LLC; and
•the potential effects of the COVID-19 pandemic on our business operations.
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
We do not currently have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses in each reporting period since inception, including net losses of $126.3 million and $100.3 million for the years ended December 31, 2022 and 2021, respectively, resulting in an accumulated deficit of $366.0 million at December 31, 2022. We anticipate we will continue to incur net losses for the foreseeable future.
We will need to obtain substantial additional funding in connection with our continuing operations. Without additional funding, our current liquidity is not sufficient to fund our projected operating requirements for a twelve-month period. If we are unable to obtain sufficient funds on acceptable terms when needed, we may be required to reduce operating expenses, delay or reduce the scope of our development efforts, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize, or cease operations.
Critical Accounting Estimates
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
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
Stock-Based Compensation Expense
We account for stock-based compensation expense by measuring and recognizing compensation expense for stock options and restricted stock units (RSUs) granted to employees based on estimated grant-date fair values. We use the straight-line method to allocate compensation cost to reporting periods over the requisite service period, which is generally the vesting period. We recognize actual forfeitures by reducing the stock-based compensation expense in the same period as the forfeitures occur.
We estimate the fair value of stock option awards using the Black-Scholes option-pricing valuation model. The Black-Scholes model requires the input of subjective assumptions, including the expected term, expected volatility, risk-free interest rate, and expected dividend yield, which are described in greater detail below. The assumptions for expected term and expected volatility are the two assumptions that significantly affect the grant date fair value. The expected dividend yield and risk-free interest rate are not significant to the calculation of fair value.
•Expected term—The expected term of the option awards represents the period of time between the grant date of the option awards and the date the option awards are either exercised, converted or canceled. We used the simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. Under the simplified method, the expected term equals the average of the vesting term and the original contractual term of the option award.
•Expected volatility—The expected stock price volatility for option awards granted prior to the fourth quarter of 2022 was determined based on an average of the historical volatilities of the common stock of several peer companies with characteristics that are similar to us. The peer companies were chosen based on their similar size, stage in the life cycle or area of specialty. Beginning in the fourth quarter of 2022, we used a blended volatility estimate consisting of our own historical stock price volatility (as we had at least two years of historical stock price data) supplemented by historical volatilities of peer companies such that the time period over which historical volatility data used was at least equal to the expected term of the option award.
•Expected dividend yield—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock in the foreseeable future. Therefore, we used an expected dividend yield of zero.
•Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option award.

The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that invest only in direct U.S. government treasury obligations. However, because of the short-term nature of the duration of our portfolio and the low-risk profile of such investments, we believe an immediate 10% change in market interest rates would not be expected to have a material impact on the fair market value of our money market funds or on our financial condition or results of operations.
Item 8. Financial Statements and Supplementary Data.
The financial statements and related financial statement schedules required to be filed are listed in Part IV, Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date our disclosure controls and procedures were effective at a reasonable assurance level (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d–15(f) of the Exchange Act. Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013.
Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
As a non-accelerated filer, we are not required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2022, there were no changes in our internal controls over financial reporting (as defined in Rules 13a‑15(d) and 15d‑15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information responsive to this item is incorporated herein by reference to our definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation.
Information responsive to this item is incorporated herein by reference to our definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information responsive to this item is incorporated herein by reference to our definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information responsive to this item is incorporated herein by reference to our definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services.
Information responsive to this item is incorporated herein by reference to our definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as a part of this Annual Report:
(1)Financial Statements:
(2)Financial Statement Schedules:
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
(3)Exhibits:
The list of exhibits filed with this Annual Report on Form 10-K is set forth in the Exhibit Index preceding the signature page and is incorporated herein by reference or filed with this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Item 16. Form 10-K Summary
None.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
1.1	Sales Agreement, dated January 27, 2022, by and between Applied Molecular Transport Inc., SVB Leerink LLC and JMP Securities LLC	8-K	001-39306	1.1	January 28, 2022

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39306	3.1	June 9, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39306	3.2	June 9, 2020

4.1	Amended and Restated Investors' Rights Agreement, dated September 30, 2019.	S-1	333-238464	4.1	May 18, 2020

4.2	Specimen common stock certificate of the Registrant.	S-1	333-238464	4.2	May 18, 2020

4.3	Description of Securities.	10-K	001-39306	4.3	February 24, 2022

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-238464	10.1	May 18, 2020

10.2+	2015 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-238464	10.2	May 18, 2020

10.3+	2016 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-238464	10.3	May 18, 2020

10.4+	2020 Equity Incentive Plan and forms of agreement thereunder.	10-K	001-39306	10.4	February 24, 2022

10.5+	2020 Employee Stock Purchase Plan.	10-K	001-39306	10.5	March 19, 2021

10.6+	Executive Incentive Compensation Plan.	S-1/A	333-238464	10.6	June 1, 2020

10.7+	2022 Inducement Equity Incentive Plan and related forms of stock option and restricted stock unit agreements.	8-K	001-39306	10.1	March 4, 2022

10.8+	Outside Director Compensation Policy.	S-1/A	333-238464	10.7	June 1, 2020

10.9+	Senior Executive Change in Control and Severance Policy.	S-1/A	333-238464	10.15	June 1, 2020

10.10+	Confirmatory Employment Letter, by and between the Registrant and Tahir Mahmood, effective as of June 1, 2020.	S-1/A	333-238464	10.8	June 1, 2020

10.11+	Confirmatory Employment Letter, by and between the Registrant and Bittoo Kanwar, effective as of June 1, 2020.	S-1/A	333-238464	10.9	June 1, 2020

10.12+	Separation Agreement by and between the Company and Randall Mrsny, dated June 15, 2022.#	10-Q	001-39306	10.10	August 4, 2022

10.13+	Confirmatory Employment Letter, by and between the Registrant and Shawn Cross, effective as of June 1, 2020.	S-1/A	333-238464	10.12	June 1, 2020

10.14+	Confirmatory Employment Letter, by and between the Registrant and Brandon Hants, effective as of June 1, 2020.	S-1/A	333-238464	10.13	June 1, 2020

10.15+	Offer Letter dated November 24, 2020 by and between the Registrant and Douglas Rich.	10-K	001-39306	10.15	March 19, 2021

10.16+	Executive Chair Letter Agreement between the Company and Graham Cooper, dated January 27, 2022.	8-K	001-39306	10.1	January 27, 2022

10.17	Lease Agreement between AP3-SF2 CT South, LLC, dated December 18, 2016.	S-1	333-238464	10.12	May 18, 2020

10.18	Lease Agreement between ARE-East Jamie Court, LLC and Applied Molecular Transport Inc. dated February 5, 2021.	8-K	001-39306	10.1	February 10, 2021

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (reference is made to the signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104.0	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

Applied Molecular Transport Inc.

Date: March 9, 2023	By:	/s/ Tahir Mahmood
Tahir Mahmood, Ph.D.
Co-Founder and Chief Executive Officer

Date: March 9, 2023	By:	/s/ Brandon Hants
Brandon Hants
Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tahir Mahmood and Brandon Hants and each of them as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tahir Mahmood	Co-Founder, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2023
Tahir Mahmood, Ph.D.

/s/ Brandon Hants	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2023
Brandon Hants

/s/ Charlene Banard	Director	March 9, 2023
Charlene Banard

/s/ David Lamond	Director	March 9, 2023
David Lamond

/s/ Holly Schachner	Director	March 9, 2023
Holly Schachner, M.D.

/s/ John Smither	Director	March 9, 2023
John Smither

/s/ Aaron VanDevender	Director	March 9, 2023
Aaron VanDevender, Ph.D.

APPLIED MOLECULAR TRANSPORT INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Applied Molecular Transport Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Applied Molecular Transport Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a net loss, accumulated deficit, and cash outflows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Accrued and Prepaid Expenses - Accrued and Prepaid Research and Development Expenses - Refer to Note 2 and Note 4 to the financial statements
Critical Audit Matter Description
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

The Company accrues the costs incurred under agreements with these third parties and/or adjusts the prepaid expenses based on estimates of work completed in accordance with the respective agreements. The Company determines the estimated costs through information obtained from third-party providers as to the progress, stage of completion or actual timeline of the services and the agreed-upon fees to be paid for such services and corroboration with internal personnel responsible for the oversight of the research and development activities. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts accrued expenses or prepaid expenses accordingly, which impact research and development expenses. As of December 31, 2022, accrued and prepaid research and development expenses were $3.5 million and $1.2 million, respectively.
Given the significant judgments made by management in evaluating the information obtained from internal personnel and third-parties to estimate the progress, stage of completion, and actual timeline of the services, auditing the Company’s accrued and prepaid research and development expenses was especially challenging and required an increased extent of auditor effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to accrued and prepaid research and development expenses included the following, among others:
•We evaluated publicly available information (such as press releases and investor presentations) and board of directors’ materials regarding the status of research, pre-clinical studies, clinical trials, and manufacturing development services.
•We made selections of amounts recognized as research and development expense as well as those recognized as accrued and prepaid research and development expenses to evaluate management’s estimate of the third-party’s progress and performed the following procedures:
◦Performed corroborating inquiries with Company personnel responsible for the oversight of the research and development activities.
◦Inspected the related agreements, as well as amendments thereto, statements of work, change orders, or other supporting documentation (such as communications between the Company and third-parties) and agreed key provisions including timeline, financial terms, and fees, to the Company’s estimation of expenses incurred to date.
◦Obtained the listing of all contracts and open purchase orders related to research and development expenses to evaluate the completeness of accrued and prepaid research and development expenses.
◦Independently confirmed progress of clinical tasks performed, and the related costs incurred to date.
◦Inspected invoices, and related payments thereto, and agreed the amounts and timing of the payment to the Company’s analysis of accrued and prepaid research and development expenses.
◦Evaluated management’s judgments compared to the evidence obtained.
/s/ Deloitte & Touche LLP
San Francisco, California
March 9, 2023
We have served as the Company’s auditor since 2019.

APPLIED MOLECULAR TRANSPORT INC.
Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$61,145	$159,821
Prepaid expenses	2,688	6,685
Other current assets	186	594
Total current assets	64,019	167,100
Property and equipment, net	8,183	6,998
Operating lease right-of-use assets	33,222	38,142
Finance lease right-of-use assets	584	652
Restricted cash	916	1,025
Other assets	522	121
Total assets	$107,446	$214,038
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,583	$2,211
Accrued expenses	8,660	8,226
Lease liabilities, operating lease - current	4,639	3,584
Lease liabilities, finance lease - current	205	237
Total current liabilities	15,087	14,258
Lease liabilities, operating lease	31,228	35,785
Lease liabilities, finance lease	49	167
Other liabilities	244	241
Total liabilities	46,608	50,451
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 450,000,000 shares authorized; 39,181,801 and 38,619,957 shares issued and outstanding as of December 31, 2022 and 2021, respectively	4	4
Additional paid-in capital	426,804	403,228
Accumulated deficit	(365,970)	(239,645)
Total stockholders’ equity	60,838	163,587
Total liabilities and stockholders’ equity	$107,446	$214,038
The accompanying notes are an integral part of these financial statements.

APPLIED MOLECULAR TRANSPORT INC.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Operating expenses:
Research and development	$89,826	$71,448	$53,936
General and administrative	37,393	29,341	12,746
Total operating expenses	127,219	100,789	66,682
Loss from operations	(127,219)	(100,789)	(66,682)
Interest income, net	898	626	229
Other expense, net	(4)	(124)	(111)
Net loss	$(126,325)	$(100,287)	$(66,564)
Net loss per share, basic and diluted	$(3.25)	$(2.67)	$(2.91)
Weighted-average shares of common stock outstanding, basic and diluted	38,837,001	37,591,505	22,878,325
Comprehensive loss:
Net loss	$(126,325)	$(100,287)	$(66,564)
Other comprehensive income (loss):
Net unrealized (losses) gains on investments	—	(27)	33
Amounts recognized for net realized gain included in net loss	—	—	(19)
Total comprehensive loss	$(126,325)	$(100,314)	$(66,550)
The accompanying notes are an integral part of these financial statements.

APPLIED MOLECULAR TRANSPORT INC.
Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Convertible Preferred Stock						Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	5,157,213	$32,826	3,992,919	$30,921	4,816,160	$41,868	7,360,738	$1	$1,078	$13	$(72,794)	$(71,702)
Conversion of convertible preferred stock into common stock	(5,157,213)	(32,826)	(3,992,919)	(30,921)	(4,816,160)	(41,868)	13,966,292	1	105,614	—	—	105,615
Issuance of common stock upon initial public offering, net of underwriters’ commission and issuance costs of $16,477	—	—	—	—	—	—	12,650,000	1	160,622	—	—	160,623
Exercise of common stock options	—	—	—	—	—	—	1,144,330	1	630	—	—	631
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,056	—	—	3,056
Other comprehensive income	—	—	—	—	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	—	—	—	—	(66,564)	(66,564)
Balance as of December 31, 2020	—	$—	—	$—	—	$—	35,121,360	$4	$271,000	$27	$(139,358)	$131,673
The accompanying notes are an integral part of these financial statements.

APPLIED MOLECULAR TRANSPORT INC.
Statements of Stockholders’ Equity, continued
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance as of December 31, 2020	35,121,360	$4	271,000	$27	$(139,358)	$131,673
Issuance of common stock upon follow-on offering, net of underwriters' commission and issuance costs of $7,947	2,875,000	—	112,801	—	—	112,801
Issuance of common stock from employee stock purchase plan	28,258	—	607	—	—	607
Exercise of common stock options	595,339	—	2,122	—	—	2,122
Stock-based compensation expense	—	—	16,698	—	—	16,698
Other comprehensive loss	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	(100,287)	(100,287)
Balance as of December 31, 2021	38,619,957	$4	$403,228	$—	$(239,645)	$163,587
Issuance of common stock from employee stock purchase plan	150,369	—	311	—	—	311
Exercise of common stock options	53,709	—	98	—	—	98
Issuance of common stock upon vesting of restricted stock units	357,766	—	—	—	—	—
Stock-based compensation expense	—	—	23,167	—	—	23,167
Net loss	—	—	—	—	(126,325)	(126,325)
Balance as of December 31, 2022	39,181,801	$4	$426,804	$—	$(365,970)	$60,838
The accompanying notes are an integral part of these financial statements.

APPLIED MOLECULAR TRANSPORT INC.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(126,325)	$(100,287)	$(66,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	23,167	16,698	3,056
Depreciation and amortization	3,128	3,251	1,842
Non-cash operating lease expense	8,294	4,363	—
Loss on impairment of property and equipment	80	—	—
(Gain) loss on disposal of property and equipment	(1)	74	2
Net accretion of discounts on investments	—	(71)	(116)
Changes in operating assets and liabilities:
Prepaid expenses	3,997	(5,374)	(779)
Other current assets	1,252	(273)	(315)
Other assets	(401)	6	505
Accounts payable	(645)	(1,557)	840
Accrued expenses	427	3,983	2,647
Operating lease liabilities	(6,876)	(3,663)	—
Other liabilities	3	241	(12)
Net cash used in operating activities	(93,900)	(82,609)	(58,894)
Investing activities
Proceeds from sales and maturities of investments	—	124,070	84,236
Purchases of property and equipment	(4,152)	(1,864)	(5,315)
Purchases of investments	—	—	(188,207)
Net cash (used in) provided by investing activities	(4,152)	122,206	(109,286)
Financing activities
Proceeds from follow-on offering, net of underwriters' commission	—	113,505	—
Proceeds from exercise of common stock options	98	2,122	631
Proceeds from issuance of common stock from employee stock purchase plan	311	607	—
Principal payments on finance leases	(266)	(232)	(90)
Proceeds from issuance of common stock upon initial public offering, net of underwriters' commission	—	—	164,703
Payments for financing and offering costs	(876)	(704)	(3,948)
Net cash (used in) provided by financing activities	(733)	115,298	161,296
Net (decrease) increase in cash, cash equivalents and restricted cash	(98,785)	154,895	(6,884)
Cash, cash equivalents and restricted cash beginning of year	160,846	5,951	12,835
Cash, cash equivalents and restricted cash end of year	$62,061	$160,846	$5,951
Supplemental cash flow data:
Cash paid for interest on finance leases	$27	$32	$14
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accrued expenses and accounts payable	$23	$664	$506
Conversion of convertible preferred stock into common stock	$—	$—	$105,615
Equipment acquired through capital lease	$—	$—	$626
The accompanying notes are an integral part of these financial statements.

APPLIED MOLECULAR TRANSPORT INC.
Notes to the Financial Statements
1. Organization and Principal Activities
Business Description
Applied Molecular Transport Inc. (the Company) is a clinical-stage biopharmaceutical company leveraging its proprietary technology platform to design and develop a pipeline of novel oral biologic product candidates. The Company’s principal operations are in the United States with its headquarters in South San Francisco, California.
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
Liquidity and Substantial Doubt about Going Concern
The Company has incurred net losses in each reporting period since inception, including net losses of $126.3 million and $100.3 million for the years ended December 31, 2022 and 2021, respectively, resulting in an accumulated deficit of $366.0 million at December 31, 2022. As of December 31, 2022, the Company had approximately $61.1 million in cash and cash equivalents and anticipates it will continue to incur net losses for the foreseeable future. Without additional funding, the Company’s current liquidity is not sufficient to fund its projected operating requirements for a twelve-month period. Based upon the foregoing, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.
The financial statements as of December 31, 2022 have been prepared under the assumption that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional capital, reduce expenditures and/or execute on its business plan. The financial statements as of December 31, 2022 do not include any adjustments that might result from the outcome of this uncertainty.
The Company has invested significant financial resources in research and development activities and has historically financed its operations primarily through private placements of convertible preferred stock and the sale of common stock in public equity issuances, such as an IPO in June 2020 and a follow-on equity offering in April 2021. The Company plans to secure additional capital through a combination of public or private equity offerings, debt financings, licensing arrangements, collaboration agreements or other arrangements with other companies, asset sales, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to the Company. If the Company is unable to obtain sufficient funds on acceptable terms when needed, the Company may be required to reduce operating expenses, delay or reduce the scope of its development efforts, obtain funds through arrangements with others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize, or cease operations.
In January 2022, the Company entered into a Sales Agreement with SVB Securities LLC and JMP Securities LLC, as the Company’s sales agents (Agents), pursuant to which the Company may offer and sell from time to time through the Agents up to $150.0 million in shares of the Company’s common stock through an “at-the-market” program (ATM Facility). The shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-263501) and the final prospectus supplement, which was filed on March 11, 2022. For so long as the Company’s non-affiliate public float does not exceed $75 million, the amount of securities that the Company may sell pursuant to registration statements on Form S-3 will be limited to the equivalent of one-third of its public float, which will limit its ability to raise capital. As of December 31, 2022, the Company has not yet sold any shares under the ATM facility.
Strategic Plan Announcement

In May 2022, the Company implemented a strategic plan to focus the business on its clinical program for AMT-101 (Strategic Plan). The Strategic Plan is intended to preserve capital, ensuring that the Company is appropriately resourced to advance AMT-101 through key development milestones.
Under the Strategic Plan, the Company reduced its then current workforce by approximately 40%. Impacted employees were eligible to receive severance benefits and company-funded COBRA premiums, contingent upon an impacted employee’s execution (and non-revocation) of a customary separation agreement, which included a general release of claims against the Company.

In connection with the Strategic Plan, the Company recognized restructuring charges of approximately $3.8 million for the year ended December 31, 2022. These restructuring charges were primarily related to severance payments and other employee-related separation costs of $3.3 million, contract termination fees of $0.5 million, a lease termination fee of $0.3 million, impairment of property and equipment of $0.1 million and insignificant legal expenses, partially offset by a $0.4 million reduction in stock-based compensation expense as a result of applying modification accounting for accelerated vesting of RSUs. As of December 31, 2022, accrued contract termination fees of $0.4 million remained unpaid and are expected to be paid within one year.
Risks and Uncertainties
The COVID-19 virus has spread extensively throughout the world, resulting in the World Health Organization characterizing COVID-19 as a pandemic. While significant progress in addressing the pandemic has been made with multiple vaccines and treatment options now available, the emergence of highly transmissible variants of the virus have resulted in periodic surges in infection rates around the world and a cycle of fluctuating public health restrictions designed to mitigate the spread of the virus. The extent to which the COVID-19 pandemic impacts the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted, such as the spread or emergence of new variants, the duration and severity of surges in outbreaks, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. The Company continues to have a hybrid work environment with a majority of the Company’s workforce either working exclusively from home or working from home for part of their work week. The Company’s financial results could be affected by the COVID-19 pandemic in various ways. As a result of the COVID-19 pandemic, the Company has experienced and could experience disruptions that could severely impact the Company’s business, current and planned critical trials and preclinical studies. For example, the COVID-19 pandemic could result in delays to the Company’s clinical trials and preclinical studies for numerous reasons including difficulties in enrolling patients or healthy volunteers, diversion of healthcare resources away from the conduct of clinical trials, delays in receiving regulatory authorities to initiate clinical trials, and delays in receiving supplies to conduct clinical trials and preclinical studies. There has also been an increase in infections from COVID-19 variants which has impacted patient recruitment at certain of the Company’s clinical trial sites and could result in increased costs and delays. In addition, as a result of ongoing COVID-19 research and the current global supply chain issues, there is currently limited availability for certain resources required to conduct some of the Company’s preclinical studies and clinical trials, which may result in longer lead times, increased costs, and delays in completing preclinical studies and clinical trials. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of the clinical trial and other related business activities. The Company is carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on the Company’s financial condition and results of operations as of December 31, 2022.

In addition, currently there is a conflict between Russia and Ukraine. Certain of the Company’s completed clinical trials included clinical trial sites located in Ukraine, Russia, and other Eastern European countries. The Board of Directors of the Company (Board of Directors) is receiving management reports and discusses with management at board meetings macro-economic and geopolitical developments, including the conflict between Russia and Ukraine and the impact on the Company’s personnel, cybersecurity, sanctions and the Company’s clinical trial sites located in the region so that the Company can be prepared to react to new developments as they arise. This conflict has and may continue to impact the Company’s ability to conduct certain of its clinical trials in Ukraine, Russia and other Eastern European countries. This could negatively impact the completion of the Company’s clinical trials and/or analyses of clinical results or result in increased costs, all of which could materially harm the Company’s business. The Board of Directors is monitoring and continues to assess and monitor risks related to the conflict between Russia and Ukraine.

The extent of the ongoing impact of macroeconomic events on the Company’s business and on global economic activity is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time, although the impacts are expected to continue and may significantly affect the Company’s business. The Company expects that the impacts on its business will continue through this period of economic uncertainty as supply chain issues, inflation and other factors continue to worsen or emerge. Accordingly, management is carefully evaluating its liquidity position, communicating with and monitoring the actions of its suppliers and continuing to review its near-term operating expenses as the uncertainty related to these factors continues to unfold. The risks related to the Company’s business, including further discussion of the impact and possible future impacts of the COVID-19 pandemic and current economic conditions on the Company’s business, are further described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies
Basis of Presentation
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. Assets and liabilities reported in the Company’s balance sheets and expenses and income reported are affected by estimates and assumptions, which are used for, but are not limited to, recording research and development expenses and related accruals, and determining the fair value of stock options for stock-based compensation expense. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic. Actual results could differ from such estimates or assumptions.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash to the extent recorded in the balance sheets. The Company’s cash equivalents consist of money market funds that invests all of its assets in direct obligations of the U.S. Treasury. Although the fund invests in U.S. government obligations, an investment in such funds is neither insured nor guaranteed by the U.S. government. The Company has not experienced any losses on its deposits of cash or holdings of money market funds. The Company is subject to a number of risks similar to other clinical-stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future preclinical studies or clinical trials, its reliance on third parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s product candidates, protection of its proprietary technology, and the need to secure and maintain adequate manufacturing arrangements with third parties or develop internal manufacturing capabilities. The Company’s product candidates will require approval from the U.S. Food and Drug Administration (FDA) and/or comparable foreign regulatory agencies prior to commercialization in their respective jurisdictions. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability.
Operating Segment
The Company operates and manages its business as one reportable and operating segment, which is the business of designing and developing a pipeline of novel oral biologic product candidates. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating and evaluating financial performance.
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
Restricted Cash
As of December 31, 2022, the Company had $0.9 million in restricted cash, which was classified as long-term on the Company’s balance sheets. The restricted cash was attributable to a letter of credit issued by the Company in connection with the operating lease for the Company’s headquarters (See Note 5). The letter of credit will expire 90 days after the expiration of the lease in 2029.

For the year ended December 31, 2022, the Company collected its $0.1 million letter of credit associated with the expiration of an operating lease.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows for the periods indicated (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$61,145	$159,821
Restricted cash	916	1,025
Total cash, cash equivalents and restricted cash	$62,061	$160,846
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
Impairment of Long-Lived Assets
The Company evaluates the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss is recognized when the remaining book value of an asset is not recoverable. There were no material impairments of long-lived assets during the years ended December 31, 2022, 2021 and 2020.
Leases
In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) No. 2016-02, Leases (Topic 842), and its associated amendments, that established a right-of-use (ROU) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months and disclose key information about leasing arrangements. The Company adopted Topic 842 on January 1, 2021 using the modified retrospective approach. Leases have been classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the statements of operations and comprehensive loss.
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
The Company has operating leases for its corporate offices, laboratory, manufacturing and warehouse facilities. Fixed lease payments on operating leases are recognized as lease expense over the expected term of the lease on a straight-line basis. The Company’s real estate operating leases require payment of common area maintenance, real estate taxes, and insurance. These components are recognized as variable lease expense in the period in which the obligation is incurred. As these costs are generally variable in nature, they are not included in the measurement of the operating lease ROU asset and related lease liability. Fixed and variable lease expense on operating leases is recognized within operating expenses within the Company’s statements of operations and comprehensive loss. Sublease income is recognized on a straight-line basis over the sublease term and is recorded net against the head lease expense.

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

The Company accounts for stock-based compensation expense by measuring and recognizing compensation expense for all share-based payments made to employees and non-employees based on estimated grant-date fair values. The grant-date fair values for options and RSUs are recorded as stock-based compensation expense on a straight-line basis over the grantee’s requisite service period, which is generally over a four-year period, subject to continuing service. The grant-date fair values for purchase rights granted under the ESPP are recorded as stock-based compensation expense on a straight-line basis over the applicable offering period. Actual forfeitures of unvested equity awards are recognized as they occur by reversing any expense previously recorded for the award.

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

Income Taxes
The Company accounts for income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the income tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. The Company records net deferred tax assets to the extent these assets will more likely than not be realized. In making such determination, all available positive and negative evidence are considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized.
As of December 31, 2022 and 2021, a full valuation allowance has been established to offset the net deferred tax assets due to the uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets. In the event the Company determines that it would be able to realize all or a portion of its deferred income tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes in the period in which the adjustments are determined.
Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. It is the Company’s policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense.
Fair Value of Financial Instruments
The Company’s financial instruments, including cash, restricted cash, other current assets, accounts payable and accrued expenses are carried at cost which approximates their fair value because of the short-term nature of these financial instruments. See Note 3 for cash equivalents, which are carried at fair value on a recurring basis.
Comprehensive Loss
Comprehensive loss includes net loss and other comprehensive income (loss) for the period. Other comprehensive income (loss) consists of unrealized gains on investments and amounts recognized for net realized gain included in net loss.
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to anticipated equity offerings, are capitalized and will be offset against proceeds upon the consummation of the offerings within stockholders’ equity. In the event an anticipated offering is terminated or significantly delayed, deferred offering costs will be immediately expensed as part of general and administrative expenses. There were no capitalized deferred offering costs recorded on the balance sheets as of December 31, 2022 and 2021.
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
The Company adopted the new standard on January 1, 2021 using the modified retrospective approach. The Company has elected to apply the transition method that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the financial statements and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit on the date of adoption. The Company has lease agreements that contain both lease components (for example fixed rent payments) and non-lease components (for example, common-area maintenance costs), and has elected to combine lease and non-lease components for all classes of assets. The Company also elected the package of practical expedients available for existing contracts, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Lastly, the Company elected a practical expedient to use hindsight in determining the lease term for all its leases.
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
The Company determined the fair value of financial assets and liabilities using the fair value hierarchy that describes three levels of inputs that may be used to measure fair value, as follows:
•Level 1—Quoted prices in active markets for identical assets and liabilities;

•Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
As of December 31, 2022 and 2021, money market funds were the only financial instrument measured and recorded at fair value on a recurring basis on the Company’s balance sheets. Money market funds were recorded within cash and cash equivalents. The following tables present money market funds at their level within the fair value hierarchy for the periods indicated (in thousands):

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$40,729	$—	$—	$40,729

		December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	Level 1	$159,010	$—	$—	$159,010
4. Balance Sheet Components
Prepaid Expenses
Prepaid clinical expenses were $1.2 million and $5.2 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, prepaid expenses also consisted of amounts for insurance and other services.
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2022	2021
Laboratory and manufacturing equipment	$11,421	$9,375
Leasehold improvements	5,246	2,607
Construction in progress	72	870
Computer and office equipment	491	293
	17,230	13,145
Accumulated depreciation	(9,047)	(6,147)
Total property and equipment, net	$8,183	$6,998
Depreciation was $2.9 million, $3.1 million and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
There were insignificant disposals during the years ended December 31, 2022, 2021 and 2020.

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Compensation expenses	$3,985	$3,636
Research and development expenses	3,508	2,917
Professional services	728	881
Property and equipment	7	215
Other	432	577
Total accrued expenses	$8,660	$8,226
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
In December 2016, the Company entered into an operating lease for approximately 18,748 rentable square feet of office and laboratory space in South San Francisco, California, which previously served as the Company’s headquarters. The lease expires in August 2024 with options to renew for two three-year terms each. In September 2021, the Company entered into a sublease of its former headquarters facility in which the rental period was co-terminus with the term of the head lease. The subtenant was not provided any renewal or extension options. The Company received a security deposit of approximately $0.2 million which was classified as non-current other assets on the balance sheets. The Company’s future sublease income exceeded the amount required to be paid to the Company’s landlord for the subleased space and no impairment of the related ROU asset or leasehold improvements was warranted.
In September 2020, the Company entered into an operating lease for approximately 4,000 rentable square feet of warehouse space in South San Francisco, California, which was amended to approximately 20,000 rentable square feet in July 2021. The lease expires in July 2029 with an option to renew for an additional two-year term. The landlord provided the Company with a tenant improvement allowance of $0.3 million, which was received in September 2022. The Company included the landlord incentive in the measurement of the initial operating lease liability, which was reflected as a reduction to the initial ROU asset.

Finance Leases
The Company has various finance lease agreements for laboratory and manufacturing equipment. The terms of the Company’s finance leases generally range from three to five years and are typically secured by the underlying equipment. The portion of the future payments designated as principal repayments were classified as finance lease liabilities on the Company’s balance sheets.
The following table summarizes components of lease expense for the periods indicated (in thousands):

	Classification in Statements of Operations and Comprehensive Loss	Year Ended December 31
Component of lease expense		2022	2021
Operating lease expense	Operating expenses	$8,293	$4,363
Finance lease expense:
Amortization of right-of-use assets	Operating expenses	217	192
Interest on lease liabilities	Interest income, net	27	32
Variable lease expense	Operating expenses	2,260	947
Short-term lease expense	Operating expenses	81	33
Sublease income	Operating expenses	(2,446)	—
Total lease expense		$8,432	$5,567
Total rent expense for operating leases was $2.0 million for the year ended December 31, 2020, which was recorded under the previous lease accounting standard, ASC 840.
The following table summarizes supplemental cash flow information for the periods indicated (in thousands):

	Year Ended December 31
	2022	2021
Cash paid for amounts included in measurement of liabilities:
Operating cash outflows from operating leases	$6,876	$3,663
Operating cash outflows from finance leases	27	32
Financing cash outflows from finance leases	266	232

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	1,384	35,554
Finance leases	148	—
The following table summarizes maturities of lease liabilities and sublease income as of December 31, 2022 (in thousands):

	Operating Leases	Sublease Income	Finance Leases
2023	$7,867	$(3,327)	$216
2024	7,577	(2,898)	45
2025	6,717	(158)	8
2026	6,898	—	—
2027	7,082	—	—
Thereafter	12,704	—	—
Total lease payments	48,845	$(6,383)	269
Less: Interest or imputed interest	(12,978)		(15)
Total discounted lease liabilities	35,867		254
Less: Lease liabilities, current	(4,639)		(205)
Lease liabilities, non-current	$31,228		$49

The following table summarizes weighted-average remaining lease terms and discount rates:

	December 31, 2022		December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	6.3	1.2	6.8	1.6
Weighted-average discount rate	10.4%	7.8%	9.7%	5.9%
6. Stockholders’ Equity
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
Convertible Preferred Stock
Upon closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 13,966,292 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital.
Preferred Stock
After conversion of the above mentioned convertible preferred stock into common stock upon closing of the IPO, the Company has the authority to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock outstanding as of December 31, 2022 and 2021, respectively.
Common Stock
As of December 31, 2022 and 2021, the Company was authorized to issue 450,000,000 shares of common stock with a par value of $0.0001 per share. Common stockholders are entitled to dividends if and when declared by the Company’s board of directors. The holder of each share of common stock is entitled to one vote. Since inception, no dividends have been declared or paid by the Company.
Common stock reserved for future issuance consisted of the following:

	December 31,
	2022	2021	2020
Stock options outstanding	5,369,808	4,442,864	3,506,599
RSUs outstanding	531,366	717,440	—
Shares available for future grants under equity incentive plans	4,654,922	2,876,270	3,369,246
Shares available for issuance under ESPP	872,792	636,962	314,006
	11,428,888	8,673,536	7,189,851

7. Stock-Based Compensation Expense
2015 Equity Incentive Plan
In 2015, prior to the Company’s conversion to a C-corporation, the Board of Directors of its predecessor entity adopted its 2015 Equity Incentive Plan (the 2015 Plan). Following the adoption of its 2016 Equity Incentive Plan (the 2016 Plan), no awards were granted under its 2015 Plan. The Company’s 2015 Plan allowed it to provide stock options not intended to be qualified as incentive stock options within the meaning of Section 422 of the Code and restricted stock unit awards to its employees, directors and consultants.
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
2016 Equity Incentive Plan
The Company adopted the 2016 Plan which provided for the granting of incentive stock options (ISO), nonstatutory stock options (NSO) and restricted shares to employees, directors, and consultants. Under the 2016 Plan, the Company issued stock options to its employees and consultants.
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
2020 Equity Incentive Plan
The Company’s 2020 Equity Incentive Plan (2020 Plan) provides for the granting of ISOs, NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to employees, directors, and consultants. The Company initially reserved for issuance 3,768,075 shares of common stock pursuant to the 2020 Plan. Shares subject to awards granted under the 2015 Plan or 2016 Plan were added to the available shares in the 2020 Plan. Shares subject to awards granted under the 2015 Plan and 2016 Plan that are repurchased by, or forfeited to, the Company will also be available for issuance under the 2020 Plan. As of December 31, 2022, 3,654,922 shares of common stock remained available for future issuance under the 2020 Plan.
Since the date of incorporation and through December 31, 2022, the Company issued stock options and restricted stock units (“RSUs”) to its employees and consultants. Generally, stock options and restricted stock unit awards vest over a four-year period, subject to continuing service.
Option awards granted under the 2020 Plan have a contractual term of up to 10 years with exercise prices no less than 100% of the estimated fair value of the underlying shares of common stock on the date of grant as determined by the Board of Directors provided that the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant.
2022 Inducement Equity Incentive Plan

The Company’s 2022 Inducement Equity Incentive Plan (2022 Inducement Plan) adopted in March 2022 reserved 1,000,000 shares of the Company’s common stock pursuant to equity awards granted under the 2022 Inducement Plan. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance stock units, and its terms are substantially similar to the Company’s 2020 Plan. In accordance with the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the

Company, or, to the extent permitted by the Nasdaq Listing Rules, in connection with a merger or acquisition. As of December 31, 2022, 1,000,000 shares of common stock remained available for future issuance under the 2022 Inducement Plan.
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
Subject to adjustment for certain capitalization events, 314,006 shares of the Company’s common stock were initially available for purchase upon adoption of the ESPP. Under the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 628,012 shares, (ii) 1% of the Company’s common stock outstanding as of December 31 of the immediately preceding year, or (iii) such number of shares as determined by the Company’s Board of Directors. As of December 31, 2022, 872,792 shares of common stock remained available for future issuance under the ESPP. For the years ended December 31, 2022 and 2021, the Company recognized $0.3 million and $0.3 million in stock-based compensation expense related to the ESPP, respectively. For the year ended December 31, 2020, no stock-based compensation expense was recognized for ESPP.
Accelerated RSU Vesting under Strategic Plan

In connection with the Strategic Plan, the Company accelerated vesting from the original vesting date of June 1, 2022 to May 16, 2022 for certain employees. Vesting was accelerated for a total of 43,711 RSUs for 30 employees. The Company accounted for the acceleration of vesting as a Type III (improbable-to-probable) modification because the RSUs were not expected to vest under the original terms of the award. As a result of the modification, the Company reversed previously recognized stock-based compensation expense and recognized compensation cost for the modified award based on the modification date fair value of the awards, which was lower than the original grant date fair value. This resulted in a reduction in stock-based compensation of $0.4 million for the year ended December 31, 2022.
Stock-Based Compensation Expense Allocation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s statements of operations and comprehensive loss for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$10,842	$8,596	$1,943
General and administrative	12,325	8,102	1,113
Total stock-based compensation expense	$23,167	$16,698	$3,056

Stock Options Activity
The following summarizes stock option activity:

	Options Outstanding Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2019	2,143,368	$1.22	7.3	$10,555
Granted	2,598,319	7.82
Exercised	(1,144,330)	0.55
Cancelled	(90,758)	3.43
Outstanding as of December 31, 2020	3,506,599	6.27	8.8	85,975
Granted	2,026,976	49.49
Exercised	(595,339)	3.57
Cancelled	(495,372)	21.69
Outstanding as of December 31, 2021	4,442,864	24.63	8.4	22,850
Granted	2,625,018	7.55
Exercised	(53,709)	1.83
Cancelled	(1,644,365)	22.12
Outstanding as of December 31, 2022	5,369,808	$17.28	7.6	$11
Exercisable as of December 31, 2022	2,557,181	$17.08	6.4	$11
Weighted-average grant-date fair value of options granted during the years ended December 31, 2022, 2021 and 2020 was $5.36 per share, $32.05 per share and $5.88 per share, respectively. The aggregate intrinsic value of stock option exercises during the years ended December 31, 2022, 2021 and 2020 was $0.3 million, $20.8 million and $29.5 million, respectively.
As of December 31, 2022, the total unrecognized stock-based compensation expense related to stock options was $31.5 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years.
Valuation of Equity Awards
The Company estimated the fair value of option awards using the Black-Scholes option pricing model. The fair value of employee and non-employee stock options is being amortized on the straight-line basis over the requisite service period of the awards.
This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. These assumptions include the following:
•Expected term—The expected term of the option awards represents the period of time between the grant date of the option awards and the date the option awards are either exercised, converted or canceled. The Company used the simplified method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. Under the simplified method, the expected term equals the average of the vesting term and the original contractual term of the option award.
•Expected volatility—The expected stock price volatility for option awards granted prior to the fourth quarter of 2022 was determined based on an average of the historical volatilities of the common stock of several peer companies with characteristics similar to those of the Company. The peer companies were chosen based on their similar size, stage in the life cycle or area of specialty. Beginning in the fourth quarter of 2022, the Company used a blended volatility estimate consisting of its own historical stock price volatility (as the Company had at least two years of historical stock price data) supplemented by historical volatilities of peer companies such that the time period over which historical volatility data used was at least equal to the expected term of the option award.
•Expected dividend yield—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock in the foreseeable future. Therefore, the Company used an expected dividend yield of zero.

•Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option award.
The Company’s weighted-average assumptions used in the Black-Scholes option pricing model for option awards granted during the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Expected term (years)	6.0	6.1	6.1
Expected volatility	83.3%	73.9%	75.6%
Expected dividend yield	—	—	—
Risk-free interest rate	2.1%	1.0%	0.6%
The fair value of RSUs is measured on the grant date based on the closing fair market value of the Company’s common stock.
Restricted Stock Units Activity
The following summarizes restricted stock unit activity:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2020	—	$—
Granted	717,440	$14.54
Vested	—	$—
Cancelled	—	$—
Unvested and outstanding as of December 31, 2021	717,440	$14.54
Granted	465,372	$7.21
Vested	(357,766)	$13.10
Cancelled	(293,680)	$12.67
Unvested and outstanding as of December 31, 2022	531,366	$10.12
The aggregate fair value of restricted stock units that vested during the year ended December 31, 2022 was $0.8 million, which represents the market value of the Company’s common stock on the date that the restricted stock units vested. No restricted stock units vested in the years ended December 31, 2021 and 2020. As of December 31, 2022, the total unrecognized stock-based compensation expense related to unvested restricted stock units was $5.0 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.
8. Commitments and Contingencies
Contingencies
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2022, 2021 and 2020, and no material legal proceedings are subsequently outstanding or pending.
Indemnification
In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. The Company also maintains director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2022 and 2021.
9. Income Taxes
For the years ended December 31, 2022, 2021 and 2020, no provision for income taxes has been made due to net operating losses incurred in each year. The Company maintains a full valuation allowance against its net deferred tax assets due to the uncertainty regarding the realization of such assets. The Company’s historical operating losses were generated in the United States.
The effective income tax rate of the Company’s provision for income taxes differed from the federal statutory rate as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory income tax rate	21.0%	21.0%	21.0%
Stock-based compensation expense	(2.9)	2.2	8.2
State income tax	1.2	2.1	1.2
Tax credits	1.7	2.0	1.8
Other	(0.1)	(0.8)	—
Valuation allowance	(20.9)	(26.5)	(32.2)
Total effective income tax rate	—%	—%	—%
Significant components of deferred tax assets for federal and state income taxes were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Federal and state net operating loss carryforwards	$63,653	$58,025
Tax credit carryforwards	13,403	9,874
Capitalized research expenditures	15,448	—
Lease liabilities	7,539	8,274
Stock-based compensation expense	3,312	2,129
Accrued expenses	903	728
Other	202	135
Total deferred tax assets	104,460	79,165
Deferred tax liabilities:
Right-of-use assets	(6,983)	(8,016)
Total deferred tax liabilities	(6,983)	(8,016)
Valuation allowance	(97,477)	(71,149)
Net deferred tax assets	$—	$—
Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible in the year incurred for tax years beginning on or after January 1, 2022. Instead, taxpayers are required to amortize such expenditures over five years if incurred in the U.S. and over fifteen years if incurred in a foreign jurisdiction. The mandatory capitalization requirement increased the Company’s deferred tax assets before valuation allowance, but had no impact on cash tax liabilities.
Realization of future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Due to the Company’s history of operating losses, the Company believes recognizing deferred tax assets is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against its net deferred tax assets. For the years ended December 31, 2022 and 2021, the net increase in the valuation allowance was $26.3 million and $26.6 million, respectively.

As of December 31, 2022, the Company had federal net operating loss carryforwards of $278.8 million. Of this amount, $13.3 million was generated before January 1, 2018 and will begin to expire in 2036. Federal net operating losses of $265.5 million generated after December 31, 2017 will carryforward indefinitely. As of December 31, 2022, the Company had state net operating loss carryforwards of $69.5 million, which will begin to expire in 2036.
As of December 31, 2022, the Company had federal general business credits from research and development expenses totaling $10.9 million, as well as state research and development credits of $7.5 million. The federal credits will begin to expire in 2037, if not utilized. The state research and development tax credits can be carried forward indefinitely.
The net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. In addition, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50-perentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. The Company completed an analysis under Section 382 through December 31, 2020 and concluded the Company had experienced an ownership change in the past. However, it did not result in a limitation that would materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. Net operating loss and tax credit carryforwards generated during the years ended December 31, 2021 and 2022 may be subject to an annual limitation under Section 382.
The Company files U.S. federal and state tax returns with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since the date of incorporation through the 2022 tax year remain subject to examination by the U.S. federal and some state authorities. The actual amount of any taxes due could vary significantly depending on the ultimate timing and nature of any settlement.
Uncertain Tax Benefits
The Company uses the “more likely than not” criterion for recognizing the income tax benefit of uncertain income tax positions and establishing measurement criteria for income tax benefits. It is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months as of December 31, 2022 due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months as of December 31, 2022.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Gross unrecognized tax benefit as of January 1	$2,579	$1,499	$1,012
Additions for tax positions taken in the current year	927	1,080	626
Reductions for tax positions taken in the current year	—	—	(139)
Additions for tax positions taken in prior years	—	—	—
Gross unrecognized tax benefit as of December 31	$3,506	$2,579	$1,499
None of the unrecognized tax benefits at December 31, 2022 or December 31, 2021 would affect the effective tax rate due to the Company’s full valuation allowance. During the years ended December 31, 2022, 2021 and 2020, no interest or penalties were required to be recognized relating to unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

10. Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share for the periods indicated (except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(126,325)	$(100,287)	$(66,564)
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share	38,837,001	37,591,505	22,878,325
Net loss per share, basic and diluted	$(3.25)	$(2.67)	$(2.91)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of any common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive common stock equivalents outstanding that were not included in the diluted per share calculations were as follows:

	December 31,
	2022	2021	2020
Stock options outstanding	5,369,808	4,442,864	3,506,599
RSUs outstanding	531,366	717,440	—
Total	5,901,174	5,160,304	3,506,599
11. Subsequent Events
In March 2023, the board of directors of the Company approved a reduction in force intended to preserve the Company’s current cash resources. The Company will reduce its workforce by approximately 21% of its current employees, or 16 employees, resulting in a total of 61 remaining full-time employees.
The Company currently estimates that it will incur one-time cash charges of approximately $1.8 million consisting of customary separation benefits, including severance payments, payments to cover premiums for continuation of healthcare coverage for a limited period, and other benefits. The Company expects that the one-time cash charges will be incurred in the first quarter of 2023, and that the reduction in force will be substantially complete by the end of the second quarter of 2023. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction or retention efforts.