Form 10-Q
period 2023-03-31
Applied Molecular Transport Inc.
filed 2023-05-11
CIK 1801777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-39306
____________________________________________________
APPLIED MOLECULAR TRANSPORT INC.
(Exact Name of Registrant as Specified in its Charter)
____________________________________________________

Delaware	81-4481426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Address Not Applicable(1)	Zip Code Not Applicable(1)
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 392-0420
450 East Jamie Court
South San Francisco, California 94080
(Former name, former address and former fiscal year, if changed since last report)
____________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2023, the registrant had 39,337,933 shares of common stock, $0.0001 par value per share, outstanding.
_____________________________
1 We are a remote-only company. Accordingly, we do not maintain a headquarters. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, any stockholder communication required to be sent to our principal executive offices may be directed to the agent for service of process at the following address: Applied Molecular Transport Inc., c/o The Corporation Trust Company, Corporation Trust Center, 1209 Orange Street, Wilmington, DE 19801, or to the email address: corporate.secretary@appliedmt.com.

Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information regarding our ability to consummate a strategic alternative transaction, if any, and the timing of any such strategic alternative, potential de-listing from the Nasdaq Global Select Market, our expectations on the timing of clinical study initiation and results and the timing and success of future development of our product candidates, potential regulatory approval of our product candidates, our possible or assumed future results of operations and expenses, our expectations related to our restructuring, our ability to execute a strategic transaction, business strategies and plans, trends, market sizing, competitive position, industry environment, potential growth opportunities, reliance on third parties, financing needs, the sufficiency of the Company’s existing cash and cash equivalents, our ability to protect our intellectual property position, the impact on our business of certain geo-political events, the development of macroeconomic conditions, the impact of the COVID-19 pandemic on our business, and impact of the Affordable Care Act and other legislation and regulation, among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
Applied Molecular Transport Inc.
Condensed Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$41,771	$61,145
Prepaid expenses	1,929	2,688
Other current assets	370	186
Long-lived assets held for sale	2,250	—
Total current assets	46,320	64,019
Property and equipment, net	2,790	8,183
Operating lease right-of-use assets	32,086	33,222
Finance lease right-of-use assets	688	584
Restricted cash	916	916
Other assets	495	522
Total assets	$83,295	$107,446
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$871	$1,583
Accrued expenses	10,990	8,660
Lease liabilities, operating lease - current	4,774	4,639
Lease liabilities, finance lease - current	184	205
Total current liabilities	16,819	15,087
Lease liabilities, operating lease	29,974	31,228
Lease liabilities, finance lease	114	49
Other liabilities	244	244
Total liabilities	47,151	46,608
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 450,000,000 shares authorized; 39,200,952 and 39,181,801 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	430,027	426,804
Accumulated deficit	(393,887)	(365,970)
Total stockholders’ equity	36,144	60,838
Total liabilities and stockholders’ equity	$83,295	$107,446
The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.
Condensed Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$12,988	$31,239
General and administrative	6,752	11,337
Restructuring, impairment, and related charges	8,743	—
Total operating expenses	28,483	42,576
Loss from operations	(28,483)	(42,576)
Interest income (expense), net	579	(3)
Other income (expense), net	(13)	4
Net loss	$(27,917)	$(42,575)
Net loss per share, basic and diluted	$(0.71)	$(1.10)
Weighted-average shares of common stock outstanding, basic and diluted	39,188,397	38,641,365
The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.
Condensed Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	39,181,801	$4	$426,804	$(365,970)	$60,838
Issuance of common stock upon vesting of restricted stock units	19,151	—	—	—	—
Stock-based compensation expense	—	—	3,223	—	3,223
Net loss	—	—	—	(27,917)	(27,917)
Balance at March 31, 2023	39,200,952	$4	$430,027	$(393,887)	$36,144

Balance at December 31, 2021	38,619,957	$4	$403,228	$(239,645)	$163,587
Exercise of common stock options	34,206	—	60	—	60
Stock-based compensation expense	—	—	6,773	—	6,773
Net loss	—	—	—	(42,575)	(42,575)
Balance at March 31, 2022	38,654,163	$4	$410,061	$(282,220)	$127,845
The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(27,917)	$(42,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,223	6,773
Depreciation and amortization	701	911
Non-cash operating lease expense	1,965	2,269
Asset impairment charges	2,894	—
Changes in operating assets and liabilities:
Prepaid expenses	759	1,306
Other current assets	(236)	(71)
Other assets	27	(202)
Accounts payable	(1,071)	1,492
Accrued expenses	2,304	623
Operating lease liabilities	(1,947)	(1,660)
Other liabilities	—	3
Net cash used in operating activities	(19,298)	(31,131)
Investing activities
Purchases of property and equipment	(61)	(1,517)
Proceeds from disposal of property and equipment	54	—
Net cash used in investing activities	(7)	(1,517)
Financing activities
Payments for financing and offering costs	—	(690)
Principal payments on finance lease liabilities	(69)	(63)
Proceeds from exercise of common stock options	—	60
Net cash used in financing activities	(69)	(693)
Net decrease in cash, cash equivalents and restricted cash	(19,374)	(33,341)
Cash, cash equivalents and restricted cash, beginning of period	62,061	160,846
Cash, cash equivalents and restricted cash, end of period	$42,687	$127,505
Supplemental cash flow data:
Cash paid for interest on finance lease liabilities	$7	$7
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$395	$1,541
Deferred financing and offering costs included in accounts payable and accrued expenses	$—	$129
The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.
Notes to the Condensed Financial Statements
(Unaudited)
1. Business and Principal Activities
Applied Molecular Transport Inc. (the Company or AMT) has historically been a clinical-stage biopharmaceutical company developing novel oral biologic product candidates by leveraging its technology platform to design biologic product candidates in patient-friendly oral dosage forms. On March 27, 2023, the Company announced that it had commenced a process to explore strategic alternatives. Prior to this announcement, the Company had devoted substantial resources to research and development activities and raising capital. Concurrent with the announcement, the Company’s board of directors approved a restructuring plan which is described further in the Restructuring of Operations section below. AMT was incorporated in the state of Delaware in November 2016. The Company has transitioned to an all-remote model and does not have a principal executive office.
The Company has historically been subject to risks common to clinical stage companies in the biopharmaceutical industry, including dependence on the clinical success of its product candidates, ability to obtain regulatory approvals of its product candidates, compliance with regulatory requirements, the need for substantial additional financing and protection of its proprietary technology.
Restructuring of Operations
On March 27, 2023, the Company announced the commencement of a process to explore strategic alternatives and engaged MTS Health Partners, L.P. as advisors. The Company also decided to halt all research and development efforts and close out existing programs and end the AMT-101 Castro trial in Rheumatoid Arthritis at its current enrollment. The Company made this decision following an extensive assessment of its clinical programs and the current business environment.
To conserve cash resources pending the outcome of its strategic review, the Company restructured its business and implemented a series of cost-saving measures. These measures included implementing reductions in workforce across all functional areas impacting 63 employees representing approximately 82% of its employee base. As of the date of this report, the Company has 15 regular, full-time employees.
In May 2023, the Company executed agreements relating to the exit of its headquarters lease in South San Francisco and will vacate the premises by the end of May 2023. All property and equipment consisting primarily of manufacturing and lab equipment located at this facility were reclassified as held-for-sale within current assets on the condensed balance sheet as of March 31, 2023. The sale is expected to be completed by the end of the second quarter of 2023. The Company has transitioned to a fully-remote company and will no longer maintain any physical facilities.
See Notes 3, 4, 5 and 6 for additional discussion related to the financial impact of the restructuring of operations.
Going Concern Considerations
The Company has incurred net losses in each reporting period since inception, including net losses of $27.9 million and $42.6 million for the three months ended March 31, 2023 and 2022, respectively, and the Company’s accumulated deficit at March 31, 2023 was $393.9 million. The Company’s current operating plan, which is subject to change based on the ongoing strategic review, indicates it will continue to incur losses from operations and generate negative cash flows from operating activities, given the Company does not generate any revenue from product sales or otherwise.
As a result of the restructuring actions described above, including halting all research and development activities, terminating the lease for its South San Francisco headquarters, and significantly reducing its workforce, management believes the Company’s existing cash and cash equivalents of $41.8 million as of March 31, 2023 are adequate to meet its cash needs for at least 12 months from the issuance date of these condensed financial statements.
While the Company is exploring strategic alternatives, there are no assurances that this process will result in any such transaction and such sources of capital may not be available to the Company in the necessary time frame, in the amounts that the Company requires, on terms that are acceptable to the Company, or at all. If the Company is unable to consummate a strategic transaction or raise the necessary funds when needed or reduce spending on currently planned activities, it may not be able to resume the development of its remaining products or it could be required to cease operations, any of which may materially harm its business, financial position and results of operations.

In January 2022, the Company entered into a Sales Agreement with SVB Securities LLC and JMP Securities LLC, as the Company’s sales agents (Agents), pursuant to which the Company may offer and sell from time to time through the Agents up to $150.0 million in shares of the Company’s common stock through an “at-the-market” program (ATM Facility). The shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-263501) and the final prospectus supplement, which was filed on March 11, 2022. For so long as the Company’s non-affiliate public float does not exceed $75 million, the amount of securities that the Company may sell pursuant to registration statements on Form S-3 will be limited to the equivalent of one-third of its public float, which will limit its ability to raise capital. As of March 31, 2023, the Company has not yet sold any shares under the ATM facility.
Current Economic Environment
The extent of the ongoing impact of macroeconomic events on our business and on global economic activity is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time, although the impacts are expected to continue and may significantly affect our business. We expect that the impacts on our business will continue through this period of economic uncertainty as inflation, instability in the banking and financial services sector, a tightening of the credit markets, COVID-19 and other factors continue to worsen or emerge. Accordingly, management is carefully evaluating the Company’s liquidity position and continuing to review its near-term operating expenses as the uncertainty related to these factors continues to unfold. The risks related to the Company’s business, including further discussion of the impact and possible future impacts of the current economic conditions and COVID-19 on the Company’s business, are further described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
2. Summary of Significant Accounting Policies
Financial Statement Preparation
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Similarly, the balance sheet as of December 31, 2022 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to fairly state the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim periods or future years.
The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. Assets and liabilities reported in the Company’s condensed balance sheets and expenses and income reported are affected by estimates and assumptions, which are used for, but are not limited to, recording research and development expenses and related accruals, valuation of long-lived assets, including right-of-use assets, leasehold improvements and assets held for sale, restructuring and other charges, and determining the fair value of stock options for stock-based compensation expense. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company. Actual results could differ from such estimates or assumptions.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the condensed balance sheets. The Company’s cash equivalents consist of money market funds that invests all of its assets in direct obligations of the U.S. Treasury. Although the fund invests in U.S. government obligations, an investment in such funds is neither insured nor guaranteed by the U.S. government. The Company has not experienced any losses on its deposits of cash or holdings of money market funds.
Significant Accounting Policies
The significant accounting policies set forth in Note 2 to the financial statements in the Company’s 2022 Form 10-K appropriately represent, in all material respects, the current status of our accounting policies, except as described below.
Restructuring Charges
Restructuring charges are recorded in accordance with Accounting Standards Codification (“ASC”) 712-10, “Nonretirement Postemployment Benefits,” or “ASC 712-10,” and/or ASC 420-10, “Exit or Disposal Cost Obligations,” or “ASC 420-10,” as appropriate. Certain termination costs and obligations that do not meet the lease criteria are accounted for in accordance with ASC 420-10.
The Company records severance costs provided under an ongoing benefit arrangement once they are both probable and estimable in accordance with the provisions of ASC 712-10.
The Company accounts for one-time termination benefits and contract terminations in accordance with ASC 420-10, which addresses financial accounting and reporting for costs associated with restructuring activities. Under ASC 420-10, the Company establishes a liability for a cost associated with an exit or disposal activity, including severance and other contract termination costs, when the liability is incurred, rather than at the date that the Company commits to an exit plan. The Company reassesses the expected cost to complete the exit or disposal activities at the end of each reporting period and adjusts its remaining estimated liabilities, if necessary.
Long-lived Assets Held for Sale
The Company classifies assets as held for sale when management has approved to sell the assets, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current estimated fair value and certain other specified criteria are met. The assets classified as held for sale is recorded at the lower of the carrying value and estimated fair value, less cost to sell. If the carrying value of the assets exceeds its estimated fair value, less cost to sell, a loss is recognized and reported in the condensed statement of operations.
Impairment of Long-Lived Assets
The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Such events include a significant change in the Company’s strategic business objectives and utilization of the assets. During the three months ended March 31, 2023, the Company commenced restructuring activities that included the decision to operate as a fully-remote company and the halting and wind down of its research and development programs which indicated that the carrying amount of its long-lived assets might not be recoverable. The Company evaluated the long-lived assets, consisting primarily of manufacturing and lab equipment, right-of-use assets and leasehold improvements for impairment by comparing the estimated future undiscounted cash flows generated from the use of the asset and its eventual disposition with the asset’s or asset groups’ net carrying value. If the carrying value of an asset or asset group is considered impaired, an impairment charge is recorded for the amount that the carrying value of the long-lived asset exceeds its fair value. Any loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group did not reduce the carrying value of that asset below its fair value. When an impairment loss is recognized for assets to be held and used, including leasehold improvements, the adjusted carrying amounts are depreciated over their remaining useful life.
As of March 31, 2023, the Company’s manufacturing and lab equipment located in its headquarters in South San Francisco were held for sale. As such, the Company recorded impairment charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell. The assets are classified as “long-lived assets held for sale” on the condensed balance sheet as of March 31, 2023. The sale is expected to be completed by the second quarter of 2023. All other asset groups were determined to be recoverable.
Refer to Notes 3, 4, and 5 for additional information regarding restructuring and impairment charges recorded for the three months ended March 31, 2023.

Cash, Cash Equivalents and Restricted Cash
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
As of March 31, 2023, the Company had $0.9 million in restricted cash, which was classified as long-term on the Company’s condensed balance sheets. The restricted cash was attributable to a letter of credit issued by the Company in connection with the operating lease for the Company’s headquarters. The lease was originally scheduled to expire in September 2029. In May 2023, the Company entered into a modification of this lease, which shortened the accounting lease term to May 31, 2023. Pursuant to the lease modification, the Company agreed to forfeit the security deposit (see Note 6) and the landlord was entitled to draw down the letter of credit and retain the full amount.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed statements of cash flows (in thousands):

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$41,771	$126,480
Restricted cash	916	1,025
Total cash, cash equivalents and restricted cash	$42,687	$127,505
Recently Adopted Accounting Pronouncements
Accounting pronouncements that became effective during the three months ended March 31, 2023 did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Recently Issued Accounting Pronouncements
There were no new accounting pronouncements issued as of March 31, 2023 that are expected to have a material impact on the Company’s financial condition, results of operations or cash flows.
3. Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants on the measurement date. A three-level valuation hierarchy has been established under GAAP for disclosure of fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
Assets Measured at Fair Value on a Recurring Basis
As of March 31, 2023 and December 31, 2022, money market funds were the only financial instrument measured and recorded at fair value on a recurring basis on the Company’s condensed balance sheets. Money market funds were recorded within cash and cash equivalents. The following tables present money market funds at their level within the fair value hierarchy for the periods indicated (in thousands):

		March 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds invested in U.S. government obligations	Level 1	$40,821	$—	$—	$40,821
Total		$40,821	$—	$—	$40,821

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds invested in U.S. government obligations	Level 1	$40,729	$—	$—	$40,729
Total		$40,729	$—	$—	$40,729
Assets Measured at Fair Value on a Non-Recurring Basis
Long-lived Assets Held-for-Sale
Assets that are measured at fair value on a non-recurring basis relate to our long-lived assets held for sale recorded within current assets on the Company’s condensed balance sheet as of March 31, 2023 and primarily consisted of manufacturing and lab equipment located at our headquarters in South San Francisco. The Company is in the process of vacating its headquarters and has offered the long-lived assets for sale. As a result, the Company was required to value the assets at the lower of carrying amounts or fair value, less costs to sell. The Company determined the long-lived assets held-for-sale balance of $2.3 million based on estimates of potential sales values of used equipment by considering recent appraisals, valuations, offers and bids. Due to the subjective nature of the inputs used, amounts recorded as long-lived assets held for sale are classified within Level 3 of the fair value hierarchy. The sale is expected to be completed by the end of the second quarter of 2023. All other asset groups were determined to be recoverable.
Financial Instruments Not Carried at Fair Value
The Company’s financial instruments, including cash, restricted cash, other current assets, accounts payable and accrued expenses are carried at cost which approximates their fair value because of the short-term nature of these financial instruments.
4. Balance Sheet Components
Prepaid Expenses
Prepaid clinical expenses were $1.0 million and $1.2 million as of March 31, 2023 and December 31, 2022, respectively. Other prepaid expenses as of March 31, 2023 and December 31, 2022 included prepaid amounts for insurance and other services.

Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Laboratory and manufacturing equipment	$—	$11,421
Leasehold improvements	3,348	5,246
Computer and office equipment	—	491
Construction in progress	—	72
Total property and equipment, gross	3,348	17,230
Accumulated depreciation	(558)	(9,047)
Total property and equipment, net	$2,790	$8,183

Long-lived assets held for sale	$2,250	$—
Long-lived assets held for sale primarily consisted of manufacturing and lab equipment located at the Company’s headquarters in South San Francisco. The Company is in the process of vacating its headquarters and has offered the long-lived assets for sale. Refer to Note 3, Fair Value Measurements for more information on the Company’s valuation methodology.
During the three months ended March 31, 2023, the Company recorded impairment charges of $2.9 million due to its restructuring of operations (see Note 5).
Depreciation was $0.6 million and $0.9 million during the three months ended March 31, 2023 and 2022, respectively.
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Research and development expenses	$5,750	$3,508
Compensation expenses	3,803	3,985
Professional services	935	728
Property and equipment	26	7
Other	476	432
Total accrued expenses	$10,990	$8,660
Accrued research and development expenses were primarily related to clinical trials, preclinical studies, contract manufacturing and materials. As of March 31, 2023, amounts were associated with closing out research and development activities. The accrued compensation expenses as of March 31, 2023 included $3.3 million in employee termination benefits, which are expected to be settled by the end of the second quarter of 2023.
5. Restructuring, Impairment, and Related Charges
The Company recorded restructuring, impairment, and related charges of $8.7 million for the three months ended March 31, 2023. These charges were included in “Restructuring, impairment, and related charges” in the condensed statements of operations.

Restructuring, impairment, and related charges for the three months ended March 31, 2023 consisted of the following (in thousands):

Three Months Ended March 31, 2023
Employee termination benefits	$5,626
Asset impairments	2,894
Other related costs	223
Total restructuring, impairments, and related charges	$8,743
Employee Termination Benefits
As discussed in Note 1, in March 2023, the Company implemented reductions in workforce across all functional areas impacting 63 employees representing approximately 82% of its employee base. As of the date of this report, the Company has 15 regular, full-time employees. Impacted employees were eligible to receive severance benefits and Company-funded COBRA premiums, contingent upon an impacted employee’s execution (and non-revocation) of a customary separation agreement, which includes a general release of claims against the Company. For the three months ended March 31, 2023, the Company recognized $5.6 million of employee termination benefits provided under an ongoing benefit arrangement. As of March 31, 2023, accrued employee termination benefits were $3.3 million, which are expected to be settled by the second quarter of 2023.
Asset Impairments
In connection with its restructuring initiative, the Company determined that sufficient indicators existed to trigger the performance of an interim long-lived asset impairment analysis as of March 31, 2023. The Company committed to a plan to actively sell tangible fixed assets located in its South San Francisco headquarters, consisting primarily of manufacturing and laboratory equipment. These assets met all of the prescribed criteria required to classify it as held for sale and an impairment charge was recorded to write-down assets held for sale to their estimated fair value, less estimated costs to sell. Long-lived assets held for sale were recorded within current assets on the condensed balance sheet as of March 31, 2023. The sale is expected to be completed by the end of the second quarter of 2023. All other asset groups were determined to be recoverable.
Subsequently, in May 2023, the Company modified its lease agreement for its South San Francisco headquarters, which shortened the accounting lease term to May 31, 2023 (see Note 6).
Asset impairment charges for the three months ended March 31, 2023 consisted of the following (in thousands):

Amount
Net book value of long-lived assets held for sale	$5,144
Less: Fair value of long-lived assets held-for-sale	(2,250)
Impairment of long-lived assets held-for-sale	$2,894

See Note 4 for property and equipment, net and assets held for sale carrying amounts after the effects of impairment charges and held for sale reclassifications.

Other Related Costs
Other related costs primarily consisted of non-lease contract termination costs and costs for professional services incurred in connection with restructuring measures.
The Company has transitioned to a remote-only company. As a result, it expects to incur additional restructuring charges associated with the exit of its real estate leases in the second quarter of 2023.
6. Leases
Operating Leases
In February 2021, the Company entered into an operating lease for its headquarters comprising 84,321 of rentable square feet of office, laboratory and manufacturing space in South San Francisco, California (HQ Lease), which was originally scheduled to expire in October 2029.
As part of the Company’s March 2023 restructuring initiative, the Company plans to operate under a remote-only model. In May 2023, the Company entered into a modification of the HQ Lease (Lease Modification), which shortened the accounting lease term to May 31, 2023. Pursuant to the Lease Modification, the Company made a one-time payment of $5.4 million, which released the Company from all rent obligations under the HQ Lease from and after April 1, 2023. In addition, the Company agreed to forfeit the security deposit of $0.9 million in the form of a letter of credit (see Note 2). The Lease Modification requires the Company to surrender the premises by May 31, 2023. Concurrently, the Company entered into a Third Amendment to the HQ Lease, which removes the third floor of the leased building from the HQ Lease. The Company also concurrently entered into a side letter with the Company’s subtenant, which together with the Third Amendment, effectively terminates the sublease. The financial impact of the Lease Modification and the Third Amendment will be recognized in the second quarter of 2023.
In December 2016, the Company entered into an operating lease for approximately 18,748 rentable square feet of office and laboratory space in South San Francisco, California, which served as the Company’s headquarters through February 2021. The lease expires in August 2024. In March 2022, the Company entered into a sublease for this facility in which the rental period was co-terminus with the term of the head lease. The subtenant was not provided any renewal or extension options.
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
The following table summarizes total lease expense for the three months ended March 31, 2023 and 2022 (in thousands):

	Condensed Statements of Operations Classification	Three Months Ended March 31,
		2023	2022
Operating lease expense	Operating expenses	$1,965	$2,269
Finance lease expense:
Amortization of ROU assets	Operating expenses	61	50
Interest on lease liabilities	Interest income, net	7	7
Variable lease expense	Operating expenses	318	561
Short-term lease expense	Operating expenses	5	62
Sublease income	Operating expenses	(810)	(405)
Total lease expense		$1,546	$2,544
The following table summarizes supplemental cash flow information for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating leases	$1,906	$1,660
Operating cash flows from finance leases	7	7
Financing cash flows from finance leases	69	63
Right-of-use asset obtained in exchange for new operating lease liability	—	454
Right-of-use asset obtained in exchange for new finance lease liability	114	148

The following table summarizes maturities of lease liabilities and sublease income as of March 31, 2023 (in thousands):

	Operating Leases	Sublease Income	Finance Leases
2023 (remaining nine months)	$5,920	$(2,503)	$182
2024	7,577	(2,898)	91
2025	6,717	(157)	53
2026	6,898	—	4
2027	7,082	—	—
Thereafter	12,705	—	—
Total lease payments (undiscounted)	46,899	$(5,558)	330
Less interest or imputed interest	(12,151)		(32)
Total present value of lease liabilities	34,748		298
Less: Lease liabilities, current	(4,774)		(184)
Lease liabilities, non-current	$29,974		$114
As a result of the Lease Modification, minimum lease payments (net of related sublease income) presented in the table above will be reduced by approximately $38.4 million.
The following table includes supplemental information:

	March 31, 2023		March 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	6.1	1.7	6.7	1.8
Weighted-average discount rate	10.4%	10.5%	10.1%	7.3%
7. Commitments and Contingencies
Contingencies
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of March 31, 2023 and December 31, 2022, and no material legal proceedings are currently pending or threatened.
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

8. Common Stock and Stock-Based Compensation
Common Stock
As of March 31, 2023 and December 31, 2022, the Company was authorized to issue 450,000,000 shares of $0.0001 par value common stock. Common stockholders are entitled to dividends if and when declared by the Board of Directors. The holder of each share of common stock is entitled to one vote. The Company has never declared or paid dividends on its common stock.
Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	March 31, 2023	December 31, 2022
Stock options outstanding	4,650,705	5,369,808
RSUs outstanding	253,871	531,366
Shares available for future grants under equity incentive plans	7,591,459	4,654,922
Shares available for issuance under ESPP	1,264,610	872,792
Total	13,760,645	11,428,888

On January 1, 2023, the shares available for grant under the Company’s 2020 Equity Incentive Plan and the 2020 ESPP were automatically increased by 1,959,090 shares and 391,818 shares, respectively, pursuant to the annual evergreen increase provisions under each respective plan.
Stock-based Compensation
The Company has awards outstanding under various stock-based compensation plans as described in the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The Company utilizes stock options and restricted stock units (RSUs) for equity compensation. Stock-based compensation expense is measured at fair value on the date of grant and recognized ratably over the requisite service period.
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$959	$3,436
General and administrative	2,264	3,337
Total stock-based compensation expense	$3,223	$6,773
Stock Options
The following summarizes stock option activity (in thousands, except share, per share, and year amounts):

	Stock Options Outstanding and Exercisable
	Total Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	5,369,808	$17.28	7.6	$11
Granted	668,000	0.39
Exercised	0	—
Cancelled	(1,387,103)	19.72
Outstanding as of March 31, 2023	4,650,705	$14.13	5.8	$6
Exercisable as of March 31, 2023	3,023,252	$14.48	4.1	$6

As of March 31, 2023, the total unrecognized stock-based compensation expense related to stock options was $14.1 million, which is expected to be recognized over a weighted-average period of approximately 2.1 years.
Restricted Stock Units
The following summarizes restricted stock unit activity:

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	531,366	$10.12
Granted	—	—
Vested	(19,151)	7.54
Cancelled	(258,344)	11.62
Outstanding as of March 31, 2023	253,871	$8.79
As of March 31, 2023, the total unrecognized stock-based compensation expense related to unvested restricted stock units and awards was $1.8 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years.
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
The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(27,917)	$(42,575)
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share	39,188,397	38,641,365
Net loss per share, basic and diluted	$(0.71)	$(1.10)
The Company’s basic net loss per share was the same as its diluted net loss per share for all the periods presented as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,
	2023	2022
Stock options outstanding	4,650,705	6,527,444
RSUs outstanding	253,871	1,075,829
10. Subsequent Events

In April 2023, the Company granted 2,575,529 RSUs, pursuant to the terms and conditions of the Company’s 2020 Equity Incentive Plan, to employees that contain performance conditions associated with a strategic transaction, if such a transaction occurs. The restricted stock units also vest in full if an employee is involuntarily terminated.

In April 2023, the Company entered into a Consulting Agreement with Tahir Mahmood, a current director of the Company and the Company’s co-founder and former CEO. The Consulting Agreement has a six-month term and will expire in October 2023. Under the terms of the Consulting Agreement, Dr. Mahmood will provide consulting services relating to potential strategic transactions. As consideration for the Consulting Agreement, Dr. Mahmood was granted 886,111 RSUs, pursuant to the terms and conditions of the Company’s 2020 Equity Incentive Plan, that contain performance conditions associated with a strategic transaction, if such a transaction occurs. The foregoing description of the terms of the Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Consulting Agreement, a copy of which is filed hereto as Exhibit 10.3.
In May 2023, the Company entered into a Lease Modification of its HQ Lease, which shortened the accounting lease term to May 31, 2023 (see Note 6).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this report.
Overview
We have historically been a clinical-stage biopharmaceutical company developing novel oral biologic product candidates by leveraging its technology platform to design biologic product candidates in patient-friendly oral dosage forms.
Restructuring of Operations
On March 27, 2023, we announced the commencement of a process to explore strategic alternatives and engaged MTS Health Partners, L.P. as advisors. We decided to halt all research and development efforts and close out existing programs and end the AMT-101 Castro trial in Rheumatoid Arthritis at its current enrollment. We made this decision following an extensive assessment of our clinical programs and the current business environment.
To conserve cash resources pending the outcome of our strategic review, we restructured our business and implemented a series of cost-saving measures. These measures included implementing reductions in workforce across all functional areas impacting 63 employees representing approximately 82% of our employee base. As of the date of this report, we have 15 regular, full-time employees.
In April 2023, we negotiated an exit to our lease for our corporate headquarters in South San Francisco and will vacate the premises by the end of May 2023. All property and equipment consisting primarily of manufacturing and lab equipment located at this facility were reclassified as held-for-sale within current assets on our condensed balance sheet as of March 31, 2023. The sale is expected to be completed by the end of the second quarter of 2023. We have transitioned to a fully-remote company and will no longer maintain any physical facilities.
With these cost-saving measures, our operations are significantly reduced and will enable us to support the process of exploring strategic alternatives. While the Company is exploring strategic alternatives, there are no assurances that this process will result in any such transaction and such sources of capital may not be available to the Company in the necessary time frame, in the amounts that the Company requires, on terms that are acceptable to the Company, or at all. If the Company is unable to consummate a strategic transaction or raise the necessary funds when needed or reduce spending on currently planned activities, it may not be able to resume the development of its remaining products or it could be required to cease operations, any of which may materially harm its business, financial position and results of operations.
Nasdaq Delisting Notification
On February 8, 2023, we received a written notice (the Notice) from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (Nasdaq) notifying us that, for the 30 consecutive business days prior to the notice, the bid price for our common stock was below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1). This Notice has no immediate effect on the listing of our common stock on the Nasdaq Global Select Market.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a compliance period of 180 calendar days from the date of the Notice, or until August 7, 2023, to regain compliance with the minimum closing bid price requirement. If we do not regain compliance by August 7, 2023, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we must meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market (with the exception of the minimum bid price requirement) and notify Nasdaq of our intent to cure the deficiency by effecting a reverse stock split if necessary. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, our common stock will be subject to delisting.
We can achieve compliance with the minimum bid price requirement if, during either compliance period, the closing bid price per share of our common stock is at least $1.00 for a minimum of ten consecutive business days.

We intend to monitor the closing bid price of our common stock and assess potential actions to regain compliance, but there can be no assurance that we will regain compliance with the minimum bid price requirement during the 180-day compliance period, secure a second 180-day period to regain compliance, or maintain compliance with the other Nasdaq listing requirements.
Current Economic Conditions
The extent of the ongoing impact of macroeconomic events on our business and on global economic activity is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time, although the impacts are expected to continue and may significantly affect our business. We expect that the impacts on our business will continue through this period of economic uncertainty as inflation, instability in the banking and financial services sector, a tightening of the credit markets, COVID-19 and other factors continue to worsen or emerge. Accordingly, management is carefully evaluating our liquidity position and continuing to review our near-term operating expenses as the uncertainty related to these factors continues to unfold. The risks related to our business, including further discussion of the impact and possible future impacts of the current economic conditions on are, are further described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
External expenses, consisting of:
▪clinical trials—expenses associated with CROs for managing and conducting clinical trials and sample analysis;
▪materials—expenses associated with laboratory supplies and other materials;
▪preclinical studies—expenses associated with preclinical studies performed by vendors;
▪contract manufacturing—expenses associated with manufacturing clinical trial materials including under agreements with contract development and manufacturing organizations (CDMOs) and other vendors; and
▪other research and development—expenses associated with consulting and other external expenses.
Internal expenses, consisting of:
▪personnel—personnel expenses including salaries, bonuses, benefits, and stock-based compensation expense; and
▪equipment, depreciation, and facility—expenses associated with service and repair of equipment, equipment depreciation, and allocated facility costs for research and development occupied space.
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

Restructuring, Impairment, and Related Charges
Restructuring and impairment charges include costs associated with employee severance benefits from the reductions in workforce implemented in the first quarter of 2023, write-downs of property and equipment held for sale to fair value less costs to sell, impairment of right-of-use assets and leasehold improvements for certain of our leased facilities and other related costs. Refer to Notes 1 and 5 to our condensed financial statements in Item 1 of this Quarterly Report on Form 10-Q for more details.
Interest Income, Net and Other Income (expense), Net
Interest income, net and other income (expense), net primarily consists of interest income earned on our cash, cash equivalents, investments, realized gain and loss on investments, interest expense from finance lease liabilities, and net losses on foreign currency transactions related to third-party contracts with foreign-based vendors.
Results of Operations
Comparison of Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	Change
(in thousands)
Operating expenses:
Research and development	$12,988	$31,239	$(18,251)
General and administrative	6,752	11,337	(4,585)
Restructuring, impairment, and related charges	8,743	—	8,743
Total operating expenses	28,483	42,576	(22,836)
Loss from operations	(28,483)	(42,576)	14,093
Interest income (expense), net	579	$(3)	582
Other income (expense), net	(13)	4	(17)
Net loss	$(27,917)	$(42,575)	$14,658
Research and Development Expenses
Research and development expenses decreased by approximately $18.3 million from $31.2 million for the three months ended March 31, 2022 to $13.0 million for the three months ended March 31, 2023. The decrease in research and development expenses was attributable to our restructuring of operations and related reductions in workforce implemented in March 2023, which reduced research and development headcount by 56 employees as we halted all research and development activities. Pending the outcome of our strategic review, we expect research and development expenses to decrease in 2023 compared to 2022.

	Three Months Ended March 31,
	2023	2022	Change

External expenses:
Clinical trials	$4,653	$8,447	$(3,794)
Materials	410	3,935	(3,525)
Preclinical studies	160	1,398	(1,238)
Contract manufacturing	245	457	(212)
Other research and development	692	1,708	(1,016)
Internal expenses:
Personnel	4,477	10,359	(5,882)
Equipment, depreciation, and facilities	2,351	4,935	(2,584)
Total research and development expenses	$12,988	$31,239	$(18,251)

General and Administrative Expenses
General and administrative expenses decreased by approximately $4.6 million from $11.3 million for the three months ended March 31, 2022 to $6.8 million for the three months ended March 31, 2023. The decrease in general and administrative expenses was attributable to our restructuring of operations and related reductions in workforce implemented in March 2023 which reduced general and administrative headcount by seven employees and the initiative to conserve cash resources. Pending the outcome of our strategic review, we expect general and administrative expenses to decrease in 2023 compared to 2022.
Restructuring, Impairment, and Related Charges
For the three months ended March 31, 2023, we recorded $8.7 million of restructuring, impairment, and related charges. We halted all research and development efforts and commenced the close out of existing programs and reduced our workforce by approximately 82%. Refer to Notes 1 and 5 in the Notes of this Quarterly Report on Form 10-Q for more details.

Three Months Ended March 31, 2023
(in thousands)
Employee termination benefits	$5,626
Asset impairments	2,894
Other related costs	223
Total restructuring, impairments, and related charges	$8,743
As of March 31, 2023, accrued employee termination benefits were $3.3 million, which are expected to be settled by the second quarter of 2023. We expect to incur additional restructuring charges for costs associated with exiting our leases prior to their contractual terms in the second quarter of 2023.
Interest Income, Net
Interest income, net was $0.6 million for the three months ended March 31, 2023 compared to an insignificant amount for the three months ended March 31, 2022. The increase was attributable to higher interest income earned on our cash and cash equivalents balances driven by an increase in interest rates.
Liquidity and Capital Resources
We have incurred net losses in each reporting period since inception, including net losses of $27.9 million and $42.6 million for the three months ended March 31, 2023 and 2022, respectively, and our accumulated deficit at March 31, 2023 was $393.9 million. Our current operating plan, which is subject to change based on the ongoing strategic review, indicates we will continue to incur losses from operations and generate negative cash flows from operating activities, given we do not generate any revenue from product sales or otherwise.
As a result of the restructuring actions described above, including halting all research and development activities, terminating the lease for our South San Francisco headquarters, and significantly reducing our workforce, management believes our existing cash and cash equivalents of $41.8 million as of March 31, 2023 are adequate to meet our cash needs for at least 12 months from the issuance date of this Quarterly Report on Form 10-Q.
While we are exploring strategic alternatives, there are no assurances that this process will result in any such transaction and such sources of capital may not be available to us in the necessary time frame, in the amounts that we require, on terms that are acceptable to us, or at all. If we are unable to consummate a strategic transaction or raise the necessary funds when needed or reduce spending on currently planned activities, we may not be able to resume the development of our remaining products or we could be required to cease operations, any of which may materially harm our business, financial position and results of operations.
In January 2022, we entered into a Sales Agreement with SVB Securities LLC and JMP Securities LLC, as our sales agents (Agents), pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through an “at-the-market” program (ATM Facility). The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-263501) and the final prospectus supplement, which was filed on March 11, 2022. For so long as our non-affiliate public float does not exceed $75 million, the amount of securities that we may sell pursuant to registration statements on Form S-3 will be limited to the equivalent of one-third of our public float, which will limit our ability to raise capital. As of March 31, 2023, we have not yet sold any shares under the ATM facility.

In May 2023, we entered into a modification of our HQ Lease (Lease Modification), which shortened the accounting lease term to May 31, 2023. Pursuant to the Lease Modification, we made a one-time payment of $5.4 million, which released us from all rent obligations under the HQ Lease from and after April 1, 2023. In addition, we agreed to forfeit the security deposit of $0.9 million in the form of a letter of credit. The Lease Modification requires us to surrender the premises by May 31, 2023. Concurrently, we entered into a Third Amendment to our HQ Lease, which removes the third floor of the leased building from our HQ Lease. We also concurrently entered into a side letter with our subtenant, which together with the Third Amendment, effectively terminates our sublease. The financial impact of the Lease Modification will be recognized in the second quarter of 2023. As a result of the Lease Modification, minimum lease payments (net of related sublease income) presented in Note 6 of the condensed financial statements in Part I, Item 1 of this Quarterly Report on 10-Q will be reduced by approximately $38.4 million.
Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(19,298)	$(31,131)
Net cash used in investing activities	(7)	(1,517)
Net cash used in financing activities	(69)	(693)
Net decrease in cash, cash equivalents, and restricted cash	$(19,374)	$(33,341)
Cash Used in Operating Activities
Net cash used in operating activities during the three months ended March 31, 2023 was $19.3 million, which consisted of a net loss of $27.9 million, a net change of $0.2 million in our net operating assets and liabilities, partially offset by $8.8 million in non-cash charges. The net change in our operating assets and liabilities used $0.2 million in cash and was primarily due to decreases in operating lease liabilities from rent payments, partially offset by an increase in accrued expense due to the timing of payments, including accrued severance. The non-cash charges primarily consisted of stock-based compensation expense of $3.2 million, asset impairment charges of $2.9 million. non-cash operating lease expense of $2.0 million and depreciation and amortization of $0.7 million.
Net cash used in operating activities during the three months ended March 31, 2022 was $31.1 million, which consisted of a net loss of $42.6 million, partially offset by a net change of $1.5 million in our net operating assets and liabilities and $10.0 million in non-cash charges. The net change in our operating assets and liabilities provided $1.5 million in cash. The non-cash charges primarily consisted of stock-based compensation expense of $6.8 million, non-cash operating lease expense of $2.3 million and depreciation and amortization of $0.9 million.
Cash Used in Investing Activities
Cash used in investing activities during the three months ended March 31, 2023 was not material as we halted all development activities.
Cash used in investing activities during the three months ended March 31, 2022 was $1.5 million, consisting of purchases of property and equipment.
Cash Used in Financing Activities
Cash used in financing activities during the three months ended March 31, 2023 was related to principal payments for finance lease liabilities.
Cash used in financing activities during the three months ended March 31, 2022 was $0.7 million, consisting primarily of payments of issuance costs for “at-the-market” offering of $0.7 million and proceeds received from stock option exercises of $0.1 million, partially offset by principal payments for finance lease liabilities of $0.1 million.

Critical Accounting Estimates
Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The economic uncertainty in the current environment could limit our ability to accurately make and evaluate our estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions.
We described our significant accounting policies in Note 2, Summary of Significant Accounting Policies in the Notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. These accounting policies were consistently applied in preparing our condensed financial statements for the three months ended March 31, 2023.

We disclosed our critical accounting estimates in Part II, Item 7 Critical Accounting Estimates in the Management’s Discussion and Analysis of our Annual Report on Form 10-K for the year ended December 31, 2022. There were no significant changes in our critical accounting estimates during the three months ended March 31, 2023.
New Accounting Pronouncements
See Note 2 in the Notes of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption, which we include herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our 2022 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risk Factors Summary
Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in shares of our common stock risky include, among others:
•We are reviewing strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic transactions, that any such strategic transaction will result in additional value for our stockholders or that the process will not have an adverse impact on our business;
•Our decision to discontinue our research and development activities may not result in the anticipated savings and could disrupt our business;
•Our ability to consummate a strategic transaction of any kind depends on our ability to retain our employees required to explore and consummate a strategic transaction as previously announced;
•If we are unable to successfully complete a strategic transaction, we may be forced to curtail or cease operations altogether;
•Our preclinical studies and clinical trials have failed to demonstrate evidence of the safety and efficacy of our product candidates, which could prevent, delay, or limit the scope of regulatory approval and commercialization;
•There has been substantial doubt as to our ability to continue as a going concern. If we do not maintain sufficient funding, we may have to curtail or cease operations;
•We will need to obtain substantial additional capital to finance our operations;
•We could be delisted from The Nasdaq Global Select Market;
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
•COVID-19 or other future public health crises could adversely impact our business, including any future clinical trials and preclinical studies;
•Research and development related to novel biological therapeutics is inherently risky and our business is heavily dependent on the successful development of our product candidates, which is currently halted;
•We may encounter delays in our preclinical studies or clinical trials, or may not be able to conduct or complete our preclinical studies or clinical trials on the timelines we expect;
•We have conducted clinical trials for AMT-101 and AMT-126 outside of the United States, and geopolitical events such as the conflict between Russia and Ukraine has and may continue to delay the completion of certain of our clinical trials and increase costs associated with such clinical trials;

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
•We are highly dependent on our key personnel and if we are not successful in attracting, motivating, and retaining highly qualified personnel, we may not be able to successfully implement our business strategy or execute a strategic transaction;
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
On March 27, 2023, we announced the commencement of a process to explore strategic alternatives and engaged MTS Health Partners, L.P. as advisors. We also decided to halt all research and development efforts and close out existing programs and end the AMT-101 Castro trial in Rheumatoid Arthritis at its current enrollment. As such, certain of the risks listed below may not currently apply to us during this transition period. However, if we resume our or assume responsibility for a third party’s pre-clinical or clinical programs, research and development activities, manufacturing and other operations following a strategic transaction or otherwise, or resume some combination of the foregoing activities, many, if not all, of these risk factors will apply to the Company.
Risks Related to Strategic Process and Potential Strategic Transaction
We are reviewing strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic transactions, that any such strategic transaction will result in additional value for our stockholders or that the process will not have an adverse impact on our business.
We have halted all research and development efforts, and are closing out existing programs, including ending the AMT-101 Castro trial in Rheumatoid Arthritis at its current enrollment. We have determined that it is in the best interest of stockholders to focus on exploring strategic alternatives. We have engaged an investment bank to conduct a review of strategic alternatives in an effort to maximize stockholder value. We have not set a timetable for completion of this exploratory process and cannot provide any assurances that the process will result in the consummation of a strategic transaction of any kind, or that we will not abandon the process. We do not intend to discuss or disclose further developments during this process unless and until our board of directors has approved a specific action or we otherwise determine that further disclosure is appropriate. The process of reviewing strategic alternatives may be time-consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives. There can be no assurance that any potential transaction or other strategic alternative, if consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.
In addition, potential counterparties in a strategic transaction involving our Company may place minimal or no value on our assets. Further, the development and any potential commercialization of our product candidates would require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our Company may choose not to spend the additional resources necessary to continue developing our product candidates and may attribute little or no value, in such a transaction, to those product candidates.
Our decision to discontinue our research and development activities may not result in the anticipated savings and could disrupt our business.
In connection with our decision to pursue strategic alternatives, we decided to halt all research and development efforts and close out existing programs and end the AMT-101 Castro trial in Rheumatoid Arthritis at its current enrollment. We may not realize, in full or in part, the anticipated benefits and savings in operating expenses from these decisions due to unforeseen difficulties, delays or unexpected costs. This may include higher than expected costs associated with winding down our clinical trials. If we are unable to realize the expected cost savings, our financial condition would be adversely affected and it may be more difficult to complete a potential strategic transaction. Furthermore, the reductions in our workforce may result in weaknesses in our infrastructure and operations and may increase the risk that we become unable to comply with legal and regulatory requirements.
Our ability to consummate a strategic transaction of any kind depends on our ability to retain our employees required to explore and consummate a strategic transaction as previously announced.
Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to explore and consummate a strategic transaction, the loss of whose services may adversely impact the exploratory process and the ability to consummate a strategic transaction. In March 2023, we implemented reductions in workforce impacting 63 employees representing approximately 82% of our employee base, and we announced various changes in our leadership.
We have implemented a retention plan for the remaining executive officers and implemented retention plans for the other remaining employees that are designed to retain the employees required to explore and consummate a strategic transaction. All employees, however, may terminate their employment with us at any time. With any change in leadership, there is a risk to retention of employees, as well as the potential for disruption to our exploration and consummation of a strategic alternative as well as business operations, initiatives, plans and strategies.
Risks Related to Our Business, Financial Condition, and Capital Requirements
Our preclinical studies and clinical trials have failed to demonstrate evidence of the safety and efficacy of our product candidates, which could prevent, delay, or limit the scope of regulatory approval and commercialization.
Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate thorough, lengthy, complex, and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.
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
We have limited experience in designing and executing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition, and results of operations.
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

There has been substantial doubt as to our ability to continue as a going concern. If we do not maintain sufficient funding, we may have to curtail or cease operations.
In our Annual Report on Form 10-K filed on March 9, 2023, we indicated that there was substantial doubt as to our ability to continue as a going concern. Following our recent reductions in workforce and halting of product development activities, and the upcoming termination of the HQ Lease, we have subsequently determined we will have sufficient cash and cash equivalents to meet our obligations for a period of at least 12 months from the date of filing this Quarterly Report on Form 10-Q, and therefore, we have concluded there is no longer substantial doubt about our ability to continue as a going concern. However, our financial condition could be materially adversely impacted if we are unable to successfully execute a strategic transaction. Depending on the results of our future operations, we may again have substantial doubt as to our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to cease operations and liquidate our assets. We may receive less than the value at which those assets are carried on our condensed financial statements, and it is likely that investors will lose all or a part of their investment.
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
On March 11, 2022, we filed a final shelf registration statement on Form S-3 which allows us to undertake various offerings. In addition, on January 27, 2022, we entered into a Sales Agreement with SVB Securities LLC and JMP Securities LLC, as our sales agents (Agents), pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through an “at-the-market” program (ATM facility). For so long as our non-affiliate public float does not exceed $75 million, the amount of securities that we may sell pursuant to registration statements on Form S-3 will be limited to the equivalent of one-third of our public float, which will limit our ability to raise capital. As of March 31, 2023, we had not yet sold any shares of common stock under the ATM facility. We will require additional capital for the further development and, if approved, commercialization of our product candidates. Our future funding requirements will depend on many factors, including but not limited to:
•the initiation, scope, rate of progress, results and cost of our preclinical studies, clinical trials, and other related activities for our product candidates;
•the costs associated with manufacturing our products, including re-establishing our own manufacturing facilities and establishing commercial supplies and sales, marketing, and distribution capabilities which could be impacted by increasing inflation;
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
Additional capital may not be available when we need it, on terms acceptable to us or at all and will be dependent on, among other factors, clinical trial results from AMT-101 or the successful execution of a strategic transaction. We have no committed source of additional capital and recently, capital markets have been particularly volatile and our stock price has declined. If adequate capital is not available to us on a timely basis or on acceptable terms, we may be required to significantly delay, scale back, or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations, or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, and prospects, and cause the price of our common stock to decline.
We could be delisted from Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital.
On February 8, 2023, we received a notice from Nasdaq notifying us that, for the 30 consecutive business days prior to the notice, the closing bid price for our common stock listed on Nasdaq was below the minimum $1.00 per share required for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the Bid Price Requirement).
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
We were early in our development efforts, have a limited operating history and have no products approved for commercial sale, which makes it difficult to evaluate our current business and predict our future success and viability.
We are an early clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects.
We have no products approved for commercial sale and have not generated any revenue from product sales. We were developing a novel technology platform which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. While we have conducted a number of Phase 2 clinical trials for AMT-101 and have conducted a Phase 1a clinical trial of AMT-126, we have not initiated clinical trials for any of our other product candidates. To date, we have not obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third-party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.
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
We expect to continue to incur expenses and operating losses for the foreseeable future. We anticipate that we will continue to incur expenses if and as we:
•resume our research and discovery activities;
•resume the development of our proprietary technology platform;
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
•provide additional internal infrastructure to support research and development operations and any planned commercialization efforts in the future;
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

In addition, on January 27, 2022, we entered into a Sales Agreement with the Agents, pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through an ATM facility. For so long as our non-affiliate public float does not exceed $75 million, the amount of securities that we may sell pursuant to registration statements on Form S-3 will be limited to the equivalent of one-third of our public float, which will limit our ability to raise capital. As of March 31, 2023, we have not yet sold any shares of common stock under the ATM facility. We may seek to raise capital through debt financings, private or public convertible debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, asset sales, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to us. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our development efforts, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations.
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
We have limited resources. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.
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
We have relied on third parties, such as contract research organizations (CROs), contract development and manufacturing organizations (CDMOs), medical institutions, academic institutions, and clinical investigators to conduct some aspects of our research and preclinical studies and our clinical trials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations for any reason including the COVID-19 pandemic or the conflict between Russia and Ukraine. For example, as a result of ongoing COVID-19 research and global supply chain issues, there has been limited availability for certain resources required to conduct some of our preclinical studies and clinical trials, which has resulted in and may continue to result in longer lead times, increased costs, and delays in completing preclinical studies and clinical trials. If we need to enter into alternative arrangements or are unable to find suitable alternative arrangements, it would delay our product development activities.
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
Manufacturing of biologic therapeutics is a complex process and represents a critical path to creating biologic product candidates and a key component of our long-term success. We have spent significant resources to develop our current manufacturing capabilities, processes and know-how to produce sufficient supply of our product candidates. Although we have successfully manufactured certain preclinical and clinical supply at our previously qualified manufacturing facility, we have now discontinued those operations and may encounter difficulties should we seek to re-establish internal manufacturing capabilities.
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
Any adverse developments affecting manufacturing operations for our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Furthermore, it is too early to estimate our cost of goods sold. The actual cost to manufacture our product candidates could be greater than we expect because we were early in our development efforts and our platform is based on a novel therapeutic approach. Failure to develop our own manufacturing capacity may hamper our ability to further process improvement, maintain quality control, limit our reliance on contract manufacturers, and protect our trade secrets and other intellectual property.

We have relied on third-party manufacturers to produce our product candidates. Any failure by a third-party manufacturer to produce acceptable product candidates for us pursuant to our specifications and regulatory standards may delay or impair our ability to initiate or complete our clinical trials, obtain and maintain regulatory approvals or commercialize approved products.
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
•increased cybersecurity risks resulting from all of our employees working remotely;
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
Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We completed an analysis under Section 382 through December 31, 2020 and concluded we had experienced an ownership change in the past. However, the ownership change did not result in a limitation that would materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. Net operating loss and tax credit carryforwards generated during the years ended December 31, 2021 and 2022 may be subject to an annual limitation under Section 382. We believe we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. In addition, we are currently exploring potential strategic transactions that may result in an “ownership change” that would significantly limit our ability to use NOL carryforwards and other tax attributes to offset future taxable income or taxes.
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
We are a remote-only company, meaning that our team members work remotely which poses a number of risks and challenges that can affect our business, operating results, and financial condition. We are increasingly dependent on technology in our operations and if our technology fails, our business could be adversely affected.
As a remote-only company, we face a number of unique operational risks. For example, technologies in our team members’ homes may not be robust enough and could cause the networks, information systems, applications, and other tools available to team members and service providers to be limited, unreliable, or unsecure. Additionally, we are increasingly dependent on technology as a remote-only company and if we experience problems with the operation of our current IT systems or the technology systems of third parties on which we rely, that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. In addition, in a remote-only company, it may be difficult for us to develop and preserve our corporate culture and our team members may have decreased opportunities to collaborate in meaningful ways. Any impediments to preserving our corporate culture and fostering collaboration could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.
Risks Related to the Discovery, Development, and Commercialization of Our Product Candidates
Research and development related to novel biologic therapeutics is inherently risky. Our business is heavily dependent on the successful development of our product candidates, which is currently halted. We cannot give any assurance that any of our product candidates will receive regulatory or marketing approval, which is necessary before they can be commercialized.
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
We have conducted our Phase 2 clinical trials for AMT-101 and our Phase 1 clinical trial for AMT-126 in countries outside of the United States. We also plan to conduct additional future clinical trials outside the United States. The acceptance of clinical trial data from clinical trials conducted outside the United States by the FDA, EMA, or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the clinical trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign clinical trials would be subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted. There can be no assurance that the FDA, EMA, or any applicable foreign regulatory authority will accept data from clinical trials conducted outside their applicable jurisdiction. If the FDA, EMA, or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
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
We and any contract manufacturers and suppliers we engage are subject to numerous federal, state, and local environmental, health, and safety laws, regulations, and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment, and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air, and water; and employee health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Under certain environmental laws, we could be held responsible for costs relating to any contamination at our past facilities and at third-party facilities. We also could incur significant costs associated with civil or criminal fines and penalties.
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
Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we were developing our product candidates. We cannot assure you that our product candidates and other technologies that we have developed or may develop in the future will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we were developing product candidates, and other technologies might assert are infringed by our current or future product candidates or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidates or other technologies. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates or other technologies, could be found to be infringed by our product candidates or other technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates or other technologies may infringe.
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
While we seek to protect these trade secrets and other proprietary technology, we cannot guarantee that we have entered into non-disclosure, confidentiality, invention, or patent assignment agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite our efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Over the last 18 months, we have terminated a significant portion of our workforce, many of whom held technical positions. As a result, there may be an increased risk that our proprietary information, including our trade secrets, may be inadvertently or intentionally disclosed to a third party. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.
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
Risks Related to Our Operations
We are highly dependent on our key personnel, and if we are not successful in attracting, motivating, and retaining highly qualified personnel, we may not be able to successfully implement our business strategy or execute a strategic transaction.
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
Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we can offer. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. We could in the future have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity grants that vest over time. The value to employees of these equity grants that vest over time have been and may continue to be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies or require us to pay additional compensation to employees to incentivize them to join or stay with us. Although we have employment agreements with our key employees, these employment agreements provide for at-

will employment, which means that any of our employees could leave our employment at any time, with or without notice. If we are unable to attract and incentivize quality personnel on acceptable terms, or at all, it may cause our business and operating results to suffer.
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
We may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, product liability, employment, class action, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings. In March 2023, we implemented reductions in workforce and the attendant layoffs increased the risk of claims being made by or on behalf of affected employees. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
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
•our ability to consummate a strategic transaction;
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
On February 8, 2023, we received a notice from Nasdaq notifying us that, for the 30 consecutive business days prior to the notice, the closing bid price for our common stock listed on Nasdaq was below the minimum $1.00 per share Bid Price Requirement. We have a period of 180 calendar days, or until August 7, 2023, to regain compliance with the Bid Price Requirement. If we fail to regain compliance with the Bid Price Requirement, our stock will be delisted from The Nasdaq Global Select Market. Any such delisting from Nasdaq that causes our shares of common stock to trade on the over-the-counter market could also cause the market price of our common stock to fluctuate further. In addition, in recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business, which could seriously harm our business.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. On March 11, 2022, we filed a final shelf registration statement on Form S-3 which allows us to undertake various offerings. In addition, on January 27, 2022, we entered into a Sales Agreement with the Agents pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through the ATM facility. As of March 31, 2023, the Company had not yet sold any shares of common stock under the ATM facility. If we or our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.
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
As of March 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 57% of our voting stock. As a result, this group of stockholders, if they act together, will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, which might affect the prevailing market price for our common stock.

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
As a public company, we are subject to reporting and other obligations under the Exchange Act, including the requirements of SOX Section 404, which require annual management assessments of the effectiveness of our internal control over financial reporting.
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
The reductions in our workforce may result in weaknesses in our infrastructure and operations and may increase the risk that we become unable to comply with legal and regulatory requirements. If we are unable to successfully maintain internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets, and our stock price may be materially adversely affected. Moreover, we could become subject to investigations by regulatory authorities, which could require additional financial and management resources.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1*	Separation Agreement, dated March 8, 2023, by and between Bittoo Kanwar and Applied Molecular Transport Inc.	Filed herewith

10.2*	Separation Agreement, dated April 28, 2023, by and between Tahir Mahmood and Applied Molecular Transport Inc.	Filed herewith

10.3*	Consulting Agreement, dated April 28, 2023, by and between Tahir Mahmood and Applied Molecular Transport Inc.	Filed herewith

10.4	Third Amendment to Lease, dated May 2, 2023, by and between Applied Molecular Transport Inc. and ARE-East Jamie Court, LLC	Filed herewith

10.5	Agreement for Modification of Lease and Voluntary Surrender of Premises, dated May 2, 2023, by and between Applied Molecular Transport Inc. and ARE-East Jamie Court, LLC	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101
*Indicates management contract or compensatory plan.
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

Applied Molecular Transport Inc.

Date: May 11, 2023	By:	/s/ Shawn Cross
Shawn Cross
Chief Executive Officer and Chair of the Board of Directors

Date: May 11, 2023	By:	/s/ Brandon Hants
Brandon Hants
Chief Financial Officer