Form 10-Q
period 2023-06-30
Applied Molecular Transport Inc.
filed 2023-08-14
CIK 1801777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Registrant’s telephone number, including area code: (650) 392-0420
Not Applicable
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2023, the registrant had 39,429,177 shares of common stock, $0.0001 par value per share, outstanding.
_____________________________
1 We are a fully-remote company. Accordingly, we do not maintain a headquarters. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, any stockholder communication required to be sent to our principal executive offices may be directed to the agent for service of process at the following address: Applied Molecular Transport Inc., c/o The Corporation Trust Company, Corporation Trust Center, 1209 Orange Street, Wilmington, DE 19801, or to the email address: corporate.secretary@appliedmt.com.

Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information regarding our ability to consummate and execute a strategic alternative transaction, if any, and the timing of any such strategic alternative, potential de-listing from Nasdaq, our expectations on the timing of clinical study initiation and results and the timing and success of future development of our product candidates, potential regulatory approval of our product candidates, our possible or assumed future results of operations and expenses, our expectations related to our restructuring and operating as a fully-remote company, business strategies and plans, trends, market sizing, competitive position, industry environment, potential growth opportunities, reliance on third parties, financing needs, the sufficiency of the Company’s existing cash and cash equivalents, our ability to protect our intellectual property position, the impact on our business of certain geo-political events, the development of macroeconomic conditions, the impact of the COVID-19 pandemic on our business, and impact of the Affordable Care Act and other legislation and regulation, among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
Applied Molecular Transport Inc.
Condensed Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$22,457	$61,145
Prepaid expenses	860	2,688
Other current assets	—	186
Total current assets	23,317	64,019
Property and equipment, net	39	8,183
Operating lease right-of-use assets	1,477	33,222
Finance lease right-of-use assets	—	584
Restricted cash	—	916
Other assets	127	522
Total assets	$24,960	$107,446
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$156	$1,583
Accrued expenses	2,202	8,660
Lease liabilities, operating lease - current	1,458	4,639
Lease liabilities, finance lease - current	—	205
Total current liabilities	3,816	15,087
Lease liabilities, operating lease	254	31,228
Lease liabilities, finance lease	—	49
Other liabilities	244	244
Total liabilities	4,314	46,608
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 450,000,000 shares authorized; 39,429,177 and 39,181,801 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	431,862	426,804
Accumulated deficit	(411,220)	(365,970)
Total stockholders’ equity	20,646	60,838
Total liabilities and stockholders’ equity	$24,960	$107,446
The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.
Condensed Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$2,558	$22,802	$15,546	$54,041
General and administrative	7,045	9,433	13,797	20,770
Restructuring, impairment, and related charges	8,129	3,787	16,872	3,787
Total operating expenses	17,732	36,022	46,215	78,598
Loss from operations	(17,732)	(36,022)	(46,215)	(78,598)
Interest income, net	419	75	998	72
Other income (expense), net	(20)	2	(33)	6
Net loss	$(17,333)	$(35,945)	$(45,250)	$(78,520)
Net loss per share, basic and diluted	$(0.44)	$(0.93)	$(1.15)	$(2.03)
Weighted-average shares of common stock outstanding, basic and diluted	39,333,046	38,748,741	39,261,122	38,695,350
The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount
Balance at December 31, 2022	39,181,801	$4	$426,804	$(365,970)	$60,838
Issuance of stock under employee stock plans	19,151	—	—	—	—
Stock-based compensation expense	—	—	3,223	—	3,223
Net loss	—	—	—	(27,917)	(27,917)
Balance at March 31, 2023	39,200,952	$4	$430,027	$(393,887)	$36,144
Issuance of stock under employee stock plans	228,225	—	7	—	7
Stock-based compensation expense	—	—	1,828	—	1,828
Net loss	—	—	—	(17,333)	(17,333)
Balance at June 30, 2023	39,429,177	$4	$431,862	$(411,220)	$20,646

Applied Molecular Transport Inc.
Condensed Statements of Stockholders’ Equity (Continued)
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount
Balance at December 31, 2021	38,619,957	$4	$403,228	$(239,645)	$163,587
Issuance of stock under employee stock plans	34,206	—	60	—	60
Stock-based compensation expense	—	—	6,773	—	6,773
Net loss	—	—	—	(42,575)	(42,575)
Balance at March 31, 2022	38,654,163	$4	$410,061	$(282,220)	$127,845
Issuance of stock under employee stock plans	244,532	—	262	—	262
Stock-based compensation expense	—	—	5,590	—	5,590
Net loss	—	—	—	(35,945)	(35,945)
Balance at June 30, 2022	38,898,695	$4	$415,913	$(318,165)	$97,752
The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(45,250)	$(78,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,051	12,363
Depreciation and amortization	829	1,791
Non-cash operating lease expense	3,216	4,510
Non-cash asset impairment charges	5,392	80
Gain on partial termination of lease	(702)	—
Loss on disposal of property and equipment	340	—
Changes in operating assets and liabilities:
Prepaid expenses	1,828	2,338
Other current assets	39	197
Other assets	36	(202)
Accounts payable	(1,432)	(56)
Accrued expenses	(6,451)	1,275
Operating lease liabilities	(3,717)	(3,299)
Other liabilities	—	3
Net cash used in operating activities	(40,821)	(59,520)
Investing activities
Purchases of property and equipment	(446)	(3,923)
Proceeds from disposal of property and equipment	1,910	—
Net cash provided by (used in) investing activities	1,464	(3,923)
Financing activities
Payments for financing and offering costs	—	(738)
Principal payments on finance lease liabilities	(254)	(132)
Proceeds from issuance of stock under employee stock plans	7	322
Net cash used in financing activities	(247)	(548)
Net decrease in cash, cash equivalents and restricted cash	(39,604)	(63,991)
Cash, cash equivalents and restricted cash, beginning of period	62,061	160,846
Cash, cash equivalents and restricted cash, end of period	$22,457	$96,855
Supplemental cash flow data:
Cash paid for interest on finance lease liabilities	$8	$15
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$—	$244
Deferred financing and offering costs included in accounts payable and accrued expenses	$—	$29
The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.
Notes to the Condensed Financial Statements
(Unaudited)
1. Description of Business
Applied Molecular Transport Inc. (the Company or AMT) is a clinical-stage biopharmaceutical company that has a proprietary technology platform that enables the design of novel biologic product candidates in patient-friendly oral dosage forms. The Company has completed four Phase 2 clinical trials for its most advanced product candidate, AMT-101.
In March 2023, the Company announced that it had commenced a process to explore strategic alternatives and is also evaluating next steps for its programs and its platform technology, including potential business development transactions. The Company continues to actively develop and prosecute its extensive intellectual property portfolio. The Company has devoted substantial resources to research and development activities and raising capital. Concurrent with the announcement, the Company’s board of directors approved a restructuring plan which is described further in the March 2023 Restructuring Plan section below. AMT was incorporated in the state of Delaware in November 2016. The Company operates under a fully-remote model and does not have a principal executive office.
On August 10, 2023, the Company received a letter from the Listing Qualifications Staff (Staff) of the Nasdaq Stock Market LLC (Nasdaq) indicating that, in accordance with Nasdaq Listing Rule 5100, the Staff believes the Company is a “public shell” and that the continued listing of the Company’s securities is no longer warranted. The Company disagrees with the Staff’s determination and intends to timely appeal the Staff’s determination to Nasdaq’s Hearings Panel (Panel), which will stay any delisting action by the Staff pending the Panel’s decision (see Note 10 for additional details).
March 2023 Restructuring Plan
In March 2023, the Company announced the commencement of a process to explore strategic alternatives (March 2023 Restructuring Plan) and engaged MTS Health Partners, L.P. to act as the Company’s strategic financial advisor. The Company also decided to discontinue research activities and focus on completing and closing out clinical trials. The Company’s current operations include ongoing business development activities. The Company made this decision following an extensive assessment of the current business environment.
To conserve cash resources pending the outcome of its strategic review, the Company restructured its business and implemented a series of cost-saving measures. These measures included implementing reductions in workforce across all functional areas impacting 63 employees representing approximately 82% of its employee base. As of the date of this report, the Company has 13 full-time employees.
In connection with the March 2023 Restructuring Plan, the Company decided to operate under a fully-remote model and committed to a plan to sell all tangible fixed assets located at its leased facilities, consisting primarily of manufacturing and laboratory equipment. All tangible fixed assets were either sold or disposed of by the end of May 2023. During the quarter ended June 30, 2023, with the exception of an operating lease that is subject to a sublease in which the rental period is co-terminus with the term of the head lease and expires in August 2024, the Company exited all its operating and finance leases. As of June 30, 2023, the March 2023 Restructuring Plan was substantially complete.
See Notes 4, 5 and 6 for additional details related to the financial impact of the March 2023 Restructuring Plan.
Going Concern Considerations
The Company has incurred net losses in each reporting period since inception, including net losses of $45.3 million and $78.5 million for the six months ended June 30, 2023 and 2022, respectively, and the Company’s accumulated deficit at June 30, 2023 was $411.2 million. The Company’s current operating plan, which is subject to change based on the ongoing strategic review, indicates it will continue to incur losses from operations and generate negative cash flows from operating activities, given the Company does not generate any revenue from product sales or otherwise.
As a result of the restructuring actions described above, including discontinuing research activities, exiting substantially all of its operating and finance leases, and significantly reducing its workforce, management believes the Company’s existing cash and cash equivalents of $22.5 million as of June 30, 2023 are adequate to meet its cash needs for at least 12 months from the issuance date of these condensed financial statements.
While the Company is exploring strategic alternatives, there can be no assurance that this process will result in the Company pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms, or at all. Similarly, there can be no assurance that sources of capital will be available to the Company in the necessary time frame, in the amounts that the Company requires, on terms that are acceptable to the Company, or at all. If the Company is unable to consummate a strategic transaction or raise the necessary funds when needed or reduce spending on currently planned activities, the Company may be required to cease operations, which could materially harm its business, financial position and results of operations.
In January 2022, the Company entered into a Sales Agreement with SVB Securities LLC and JMP Securities LLC, as the Company’s sales agents (Agents), pursuant to which the Company may offer and sell from time to time through the Agents up to $150.0 million in shares of the Company’s common stock through an “at-the-market” program (ATM Facility). The shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-263501) and the final prospectus supplement, which was filed on March 11, 2022. For so long as the Company’s non-affiliate public float does not exceed $75 million, the amount of securities that the Company may sell pursuant to registration statements on Form S-3 will be limited to the equivalent of one-third of its public float, which will limit its ability to raise capital. As of June 30, 2023, the Company has not yet sold any shares under the ATM facility and does not currently intend to do so.
Current Economic Environment
The extent of the ongoing impact of macroeconomic events on the Company’s business and on global economic activity is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time, although the impacts are expected to continue and may significantly affect its business. The Company expects that the impacts on its business will continue through this period of economic uncertainty as inflation, instability in the banking and financial services sector, a tightening of the credit markets, and other factors continue to develop or emerge. Accordingly, management is carefully evaluating the Company’s liquidity position and continuing to review its near-term operating expenses as the uncertainty related to these factors continues to unfold.
2. Summary of Significant Accounting Policies
Financial Statement Preparation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Similarly, the balance sheet as of December 31, 2022 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary for a fair statement of the results for interim periods. Results of operations for interim periods may not be representative of results to be expected for a full year.
The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Certain reclassifications have been made to the prior period amounts to conform to the current year presentation. In particular, in the condensed statements of operations for the three and six months ended June 30, 2022, the Company reclassified $3.1 million and $0.7 million from “Research and development” and “General and administrative,” respectively, to a new line item “Restructuring, impairment, and related charges,” primarily related to severance and contract termination costs. These reclassifications did not affect our financial position, net loss, or cash flows as of and for the periods presented.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. Assets and liabilities reported in the Company’s condensed balance sheets and expenses and income reported are affected by estimates and assumptions, which are used for, but are not limited to, recording research and development expenses and related accruals, valuation of long-lived assets, including right-of-use assets and leasehold improvements, restructuring and other charges, and determining the fair value of stock options for stock-based compensation expense. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company. Actual results could differ from such estimates or assumptions.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains bank deposits in federally insured financial institutions and, from time to time, these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the condensed balance sheets. The Company’s cash equivalents consist of money market funds that invests all of its assets in direct obligations of the U.S. Treasury. Although the fund invests in U.S. government obligations, an investment in such funds is neither insured nor guaranteed by the U.S. government. The Company has not experienced any losses on its deposits of cash or holdings of money market funds.
Significant Accounting Policies
The significant accounting policies set forth in Note 2 to the financial statements in the Company’s 2022 Form 10-K appropriately represent, in all material respects, the current status of our accounting policies, except as described below.
Restructuring Charges
Restructuring charges are recorded in accordance with Accounting Standards Codification (ASC) 712-10, “Nonretirement Postemployment Benefits,” or “ASC 712-10,” and/or ASC 420-10, “Exit or Disposal Cost Obligations,” or “ASC 420-10,” as appropriate. Certain termination costs and obligations of contracts that are not leases are accounted for in accordance with ASC 420-10.
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
Impairment of Long-Lived Assets
The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Such events include a significant change in the Company’s strategic business objectives and utilization of the assets. As part of the March 2023 Restructuring Plan, the Company commenced restructuring activities that included the decision to operate as a fully-remote company and discontinue research activities while focusing on completing and closing out clinical trials. In anticipation of exiting its leased facilities, the Company committed to a plan to sell all tangible fixed assets located at its leased facilities, consisting primarily of manufacturing and laboratory equipment. In connection with the classification of such assets as held for sale, the carrying value of the tangible fixed assets to be sold was reduced to their estimated fair value, which was determined based on the estimated selling price less costs to sell. In May 2023, the Company modified various operating leases to shorten the accounting lease term. Upon vacating the leased premises in the second quarter of 2023, the Company wrote-off the remaining balances related to right-of-use assets and leasehold improvements.
Refer to Notes 4, 5 and 6 for additional details regarding restructuring and impairment charges related to the March 2023 Restructuring Plan.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are held in accounts at financial institutions. As of June 30, 2023, the Company’s cash in deposit accounts were insured by the Federal Deposit Insurance Corporation (FDIC) as the balances were within the FDIC insurance limit of up to $250,000 per depositor at each financial institution.
The Company considers all highly liquid investments purchased with original maturities of 90 days or less from the purchase date to be cash equivalents. Cash equivalents consist of amounts invested in money market funds exclusively composed of U.S. government obligations.

Restricted cash consisted of cash balances held by financial institutions as collateral for letters of credit maintained by the Company for the benefit of lessors related to its leased properties as of June 30, 2022.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed statements of cash flows (in thousands):

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$22,457	$95,830
Restricted cash	—	1,025
Total cash, cash equivalents and restricted cash	$22,457	$96,855
Recently Adopted Accounting Pronouncements
Accounting pronouncements that became effective during the six months ended June 30, 2023 did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Recently Issued Accounting Pronouncements
There were no new accounting pronouncements issued as of June 30, 2023 that are expected to have a material impact on the Company’s financial condition, results of operations or cash flows.
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
Assets Measured at Fair Value on a Recurring Basis
As of June 30, 2023 and December 31, 2022, money market funds were the only financial instrument measured and recorded at fair value on a recurring basis on the Company’s condensed balance sheets. Money market funds were recorded within cash and cash equivalents. The following tables present money market funds at their level within the fair value hierarchy for the periods indicated (in thousands):

		June 30, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds invested in U.S. government obligations	Level 1	$22,217	$—	$—	$22,217
Total		$22,217	$—	$—	$22,217

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds invested in U.S. government obligations	Level 1	$40,729	$—	$—	$40,729
Total		$40,729	$—	$—	$40,729
Financial Instruments Not Carried at Fair Value
The Company’s financial instruments, including cash, restricted cash, other current assets, accounts payable and accrued expenses are carried at cost which approximates their fair value because of the short-term nature of these financial instruments.
4. Balance Sheet Components
Prepaid Expenses
Prepaid clinical expenses were $0.4 million and $1.2 million as of June 30, 2023 and December 31, 2022, respectively. Other prepaid expenses as of June 30, 2023 and December 31, 2022 included prepaid amounts for insurance and other prepaid services.
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Laboratory and manufacturing equipment	$—	$11,421
Leasehold improvements	221	5,246
Computer and office equipment	—	491
Construction in progress	—	72
Total property and equipment, gross	221	17,230
Accumulated depreciation	(182)	(9,047)
Total property and equipment, net	$39	$8,183
Property and equipment, net decreased significantly for the six months ended June 30, 2023 as a result of the March 2023 Restructuring Plan. As further disclosed in Notes 5 and 6, as part of the March 2023 Restructuring Plan, the Company decided to operate under a fully-remote model and committed to a plan to sell all tangible fixed assets located at its leased facilities, consisting primarily of manufacturing and laboratory equipment. In addition, the Company modified its operating leases to shorten their lease term. For the six months ended June 30, 2023, the Company recognized non-cash impairment charges totaling $5.4 million as a result of classifying all tangible fixed assets as held for sale and to write-off leasehold improvements upon vacating leased premises. All tangible fixed assets were either sold or disposed of during the quarter ended June 30, 2023.
Depreciation expense was $0.1 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively, and $0.7 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively.

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Professional services	$1,300	$728
Compensation expenses	549	3,985
Research and development expenses	—	3,508
Property and equipment	—	7
Other	353	432
Total accrued expenses	$2,202	$8,660
5. Restructuring, Impairment, and Related Charges
A description of the Company’s restructuring initiatives and their related costs is provided below.
March 2023 Restructuring Plan
Employee Termination Benefits
As discussed in Note 1, in March 2023, the Company implemented reductions in workforce across all functional areas impacting 63 employees representing approximately 82% of its employee base. Impacted employees were eligible to receive severance benefits and Company-funded COBRA premiums, contingent upon an impacted employee’s execution (and non-revocation) of a customary separation agreement, which includes a general release of claims against the Company. For the six months ended June 30, 2023, the Company recognized $5.6 million of employee termination benefits provided under an ongoing benefit arrangement, which were fully paid as of June 30, 2023.
Asset Impairments
As part of the March 2023 Restructuring Plan, the Company decided to operate under a fully-remote model and committed to a plan to sell all tangible fixed assets located at its leased facilities, consisting primarily of manufacturing and laboratory equipment. In addition, the Company modified its operating leases to shorten their lease term. For the six months ended June 30, 2023, the Company recognized non-cash impairment charges totaling $5.4 million as a result of classifying all tangible fixed assets as held for sale and to write-off leasehold improvements upon vacating leased premises. All tangible fixed assets were either sold or disposed of during the quarter ended June 30, 2023.
During the quarter ended June 30, 2023, with the exception of an operating lease that is subject to a sublease in which the rental period is co-terminus with the term of the head lease and expires in August 2024, the Company exited all its operating and finance leases (see Note 6) and recorded impairment charges to write off right-of-use assets and related leasehold improvements upon vacating the leased premises.
Other Related Costs
The Company incurred other related costs of $0.6 million for the six months ended June 30, 2023 primarily consisting of costs to terminate contracts before the end of their term, costs for professional services incurred in connection with restructuring measures of $1.0 million and a $0.3 million loss on disposal of fixed assets, partially offset by a $0.7 million gain on partial termination of lease.
May 2022 Restructuring Plan
In May 2022, the Company implemented a restructuring plan (May 2022 Restructuring Plan) to preserve capital and focus its resources on advancing its then lead product candidate through key development milestones. The May 2022 Restructuring Plan resulted in a reduction of the Company’s workforce by approximately 40%, or 52 employees. For the three and six months ended June 30, 2022, the Company incurred total charges of approximately $3.8 million under the May 2022 Restructuring Plan, primarily consisting of $3.3 million related to severance payments and other employee-related separation costs, $0.8 million related to contract termination and facility exit costs and $0.1 million in write-offs of property and equipment, partially offset by a $0.4 million reduction in stock-based compensation expense as a result of applying modification accounting for accelerated vesting of RSUs related to impacted employees.

The following table details “Restructuring, impairment, and related charges” for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee termination benefits	$(41)	$3,339	$5,585	$3,339
Stock-based compensation	—	(419)	—	(419)
Asset impairments	7,748	80	10,642	80
Other related costs	422	787	645	787
Total restructuring, impairments, and related charges	$8,129	$3,787	$16,872	$3,787
The following table summarizes the charges and spending relating to restructuring program activities for the six months ended June 30, 2023:

	Employee Termination Benefits	Asset Impairments		Other Related Costs	Total
Liability balance at December 31, 2022	$—	$—		$420	$420
Expense	5,585	10,642		645	16,872
Payments	(5,585)	(5,250)	(1)	(1,282)	(12,117)
Non-cash activity	—	(5,392)		362	(5,030)
Liability balance at June 30, 2023(2)	$—	$—		$145	$145
(1) Represents cash payments for early termination fees associated with exiting operating leases, which were recorded as increases to right-of-use assets. Upon vacating the leased premises, any remaining balances related to right-of-use assets were written off.
(2) The remaining cash outlays related to restructuring programs are expected to be substantially completed by the end of the third quarter of 2023.
6. Leases
Operating Leases
In February 2021, the Company entered into an operating lease for its headquarters comprising 84,321 of rentable square feet of office, laboratory and manufacturing space in South San Francisco, California (HQ Lease), which was originally scheduled to expire in October 2029.
As part of the Company’s March 2023 Restructuring Plan, the Company decided to operate under a fully-remote model. In May 2023, the Company entered into a modification of the HQ Lease (Lease Modification), which shortened the accounting lease term to May 2023. In addition, the Company assigned an active sublease for the third floor of the leased building under the HQ Lease to the landlord effective as of the execution date. As the Company’s right of use for the third floor of the leased building ceased contemporaneously with the modification, the Company determined the percentage reduction in leased space and applied the resulting percentage to remeasure the remaining right-of-use asset and lease liability reducing them by $10.0 million and $10.7 million, respectively, which resulted in a gain on partial lease termination of $0.7 million. The gain on partial lease termination was included within the “Restructuring, impairment, and related charges” line in the statement of operations for the three and six months ended June 30, 2023. Pursuant to the Lease Modification, the Company incurred an early termination fee of $5.3 million. The early termination fee included the forfeiture of a security deposit of $0.9 million in the form of a letter of credit. Under Accounting Standards Codification 842, Leases, when a lease is terminated early but the tenant continues to control the space under a modified lease agreement for a short period of time, early termination fees associated with exiting operating leases are recorded as prepaid rent for the remaining lease term resulting in an increase to the right-of-use asset. Upon vacating the leased premises in May 2023, the Company wrote-off the remaining balances related to right-of-use assets and leasehold improvements. Refer to Note 5 for additional details.
Also in May 2023, the Company entered into a modification of an operating lease for approximately 20,000 rentable square feet of warehouse space in South San Francisco, California, which shortened the accounting lease term to June 2023. The lease was originally scheduled to expire in July 2029. The Company incurred an early termination fee of $0.8 million. The early termination fee included the forfeiture of a security deposit of $0.3 million, which was recorded as prepaid rent for the remaining lease term resulting in an increase to the right-of-use asset. Upon vacating the leased premises in June 2023, the

Company wrote-off the remaining balances related to right-of-use assets and leasehold improvements. Refer to Note 5 for additional details.
As of June 30, 2023, the Company has one remaining operating lease for approximately 18,748 rentable square feet of office and laboratory space in South San Francisco, California, which served as the Company’s headquarters through February 2021. The lease expires in August 2024. In November 2021, the Company subleased this facility in which the rental period was co-terminus with the term of the head lease. The subtenant was not provided any renewal or extension options.
Finance Leases
During the quarter ended June 30, 2023, the Company early terminated all its finance lease agreements, which were related to laboratory and manufacturing equipment. The terms of the Company’s finance leases generally ranged from three to five years.
The following table summarizes total lease expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Condensed Statements of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Operating lease expense	Operating expenses	$1,251	$2,240	$3,216	$4,509
Finance lease expense:
Amortization of ROU assets	Operating expenses	21	56	82	106
Interest on lease liabilities	Interest income, net	1	8	8	15
Variable lease expense	Operating expenses	322	571	640	1,132
Short-term lease expense	Operating expenses	—	5	5	67
Sublease income	Operating expenses	(523)	(495)	(1,333)	(900)
Total lease expense		$1,072	$2,385	$2,618	$4,929
The following table summarizes supplemental cash flow information for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating leases	$3,717	$3,299
Operating cash flows from finance leases	8	15
Financing cash flows from finance leases	254	132
Right-of-use asset obtained in exchange for new operating lease liability	—	563
Right-of-use asset obtained in exchange for new finance lease liability	114	148
The following table summarizes maturities of lease liabilities and sublease income as of June 30, 2023 (in thousands):

	Operating Leases	Sublease Income Payments	Net Lease Income Payments
2023 (remaining six months)	$737	$(766)	$(29)
2024	1,000	(1,044)	(44)
Total lease payments (undiscounted)	1,737	$(1,810)	$(73)
Less interest or imputed interest	(25)
Total present value of lease liabilities	1,712
Less: Lease liabilities, current	(1,458)
Lease liabilities, non-current	$254

As of June 30, 2023, the Company’s only operating lease had a remaining lease term of 1.2 years and the discount rate used to recognize the initial lease liabilities was 2.6%.
7. Commitments and Contingencies
Commitments
In February 2023, the Company entered into an agreement with MTS Health Partners, L.P. to act as the Company’s strategic financial advisor in connection with a potential strategic transaction, including, but not limited to, an acquisition, merger, business combination or other transaction. Upon the consummation of any such transaction, the Company has agreed to pay the advisor a success fee of 3% of the Total Consideration (as defined in the agreement) received by the Company, with a minimum fee of $2.0 million. If there is a second transaction, the Company has agreed to pay the advisor a success fee of 3.0% of the Total Consideration (as defined in the agreement) received by the Company, with a minimum fee of $1.5 million. Any success fees payable will be recognized as an expense in the period it is incurred.
Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of June 30, 2023 and December 31, 2022, and no material legal proceedings are currently pending or threatened.
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
8. Common Stock and Stock-Based Compensation
Common Stock
As of June 30, 2023 and December 31, 2022, the Company was authorized to issue 450,000,000 shares of $0.0001 par value common stock. Common stockholders are entitled to dividends if and when declared by the Board of Directors. The holder of each share of common stock is entitled to one vote. The Company has never declared or paid dividends on its common stock.
Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	June 30, 2023	December 31, 2022
Stock options outstanding	3,272,024	5,369,808
RSUs and PSUs outstanding	3,474,780	531,366
Shares available for future grants under equity incentive plans	5,551,006	4,654,922
Shares available for issuance under ESPP	1,234,610	872,792
Total	13,532,420	11,428,888
On January 1, 2023, the shares available for grant under the Company’s 2020 Equity Incentive Plan and the 2020 ESPP were automatically increased by 1,959,090 shares and 391,818 shares, respectively, pursuant to the annual evergreen increase provisions under each respective plan.
Stock-based Compensation
The Company has awards outstanding under various stock-based compensation plans as described in the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The Company utilizes stock options, restricted stock units (RSUs) and performance stock units (PSUs) for equity compensation.

Stock-based compensation expense is measured at fair value on the date of grant and recognized ratably over the requisite service period.
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$13	$2,859	$972	$6,295
General and administrative	1,815	3,150	4,079	6,487
Restructuring, impairment, and related charges	—	(419)	—	(419)
Total stock-based compensation expense	$1,828	$5,590	$5,051	$12,363
Stock Options
The following summarizes stock option activity (in thousands, except share, per share, and year amounts):

	Total Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	5,369,808	$17.28	7.6	$11
Granted	768,000	0.39
Exercised	—	—
Canceled	(2,865,784)	17.44
Outstanding as of June 30, 2023	3,272,024	$13.18	7.2	$—
Exercisable as of June 30, 2023	1,970,466	$13.25	6.2	$—
As of June 30, 2023, the total unrecognized stock-based compensation expense related to stock options was $11.0 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.
Restricted Stock Units and Performance Stock Units
The following summarizes RSU and PSU activity:

	RSUs		PSUs
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	531,366	$10.12	—	$—
Granted	—	—	3,461,640	0.30
Vested	(67,664)	10.64	(149,712)	0.31
Canceled	(300,850)	11.04	—	—
Outstanding as of June 30, 2023	162,852	$8.21	3,311,928	$0.30
In April 2023, the Company granted 2,575,529 PSUs, pursuant to the terms and conditions of the Company’s 2020 Equity Incentive Plan, to employees that contain performance conditions associated with a strategic transaction, if such a transaction occurs. The awards also vest in full if an employee is involuntarily terminated. Also in April 2023, the Company entered into a Consulting Agreement with Tahir Mahmood, a current director of the Company and the Company’s co-founder and former CEO. The Consulting Agreement has a six-month term and will expire in October 2023. Under the terms of the Consulting Agreement, Dr. Mahmood will provide consulting services relating to potential strategic transactions. As consideration for the Consulting Agreement, Dr. Mahmood was granted 886,111 PSUs, pursuant to the terms and conditions of the Company’s 2020

Equity Incentive Plan, that contain performance conditions associated with a strategic transaction, if such a transaction occurs. The fair value of each PSU is determined on the date of grant based on the Company’s stock price. During the six months ended June 30, 2023, 149,712 PSUs vested in full upon the holders’ involuntary termination. As of June 30, 2023, the Company determined the performance conditions of outstanding PSUs were not probable of achievement until the event actually occurs and, to date, no compensation expense has been recognized.
As of June 30, 2023, the total unrecognized stock-based compensation expense related to unvested RSUs was $1.2 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years. The unrecognized compensation related to unvested PSUs was $1.0 million.
9. Net Loss Per Share
Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potential dilutive shares of common stock, including options, RSUs and PSUs. Basic and diluted net loss per share were the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.
The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(17,333)	$(35,945)	$(45,250)	$(78,520)
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share	39,333,046	38,748,741	39,261,122	38,695,350
Net loss per share, basic and diluted	$(0.44)	$(0.93)	$(1.15)	$(2.03)
The Company’s basic net loss per share was the same as its diluted net loss per share for all the periods presented as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,
	2023	2022
Stock options outstanding	3,272,024	6,260,697
RSUs and PSUs outstanding	3,474,780	774,483
10. Subsequent Events
On August 10, 2023, the Company received a letter from the Staff indicating that, in accordance with Nasdaq Listing Rule 5100, the Staff believes the Company is a “public shell” and that the continued listing of the Company’s securities is no longer warranted. The Company disagrees with the Staff’s determination and intends to timely appeal the Staff’s determination to the Panel, which will stay any delisting action by the Staff pending the Panel’s decision.
According to the letter, the Staff believes that the Company “no longer has an operating business” and consequently has decided to use its discretion “to apply more stringent criteria” to the Company’s listing. The Staff’s letter also indicates that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(1), which requires the Company’s common stock to maintain a share price of at least $1.00 per share (the Bid Price Rule) for continued listing on the Nasdaq Global Select Market. This serves as an additional and separate basis for delisting.
The Company disagrees with the Staff’s determination about the “public shell” given that it continues to conduct itself with significant operations that are not nominal including, among other things, through its employees, consultants and outsourced clinical and regulatory activities, the maintenance of its clinical assets and platform technology, and associated intellectual property and patent portfolio, and its business development activities.

There can be no assurance that the Company will successfully appeal the delisting determination, or that, if successful, the Company will be able to maintain compliance with any of Nasdaq’s continued listing requirements to maintain the Company’s listing on Nasdaq for any periods of time. The Company’s failure to continue to meet these requirements may result in its securities being delisted from Nasdaq.

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
Overview
We are a clinical-stage biopharmaceutical company that has a proprietary technology platform that enables the design of novel biologic product candidates in patient-friendly oral dosage forms. We have completed four Phase 2 clinical trials for our most advanced product candidate, AMT-101.
March 2023 Restructuring Plan
On March 27, 2023, we announced the commencement of a process to explore strategic alternatives and engaged MTS Health Partners, L.P. as our strategic financial advisor. We also decided to discontinue research activities and to focus on completing and closing out clinical trials. We made this decision following an extensive assessment of the current business environment.
To conserve cash resources pending the outcome of our strategic review, we restructured our business and implemented a series of cost-saving measures. These measures included implementing reductions in workforce across all functional areas impacting 63 employees representing approximately 82% of our employee base. As of the date of this report, we have 13 full-time employees.
In connection with the March 2023 Restructuring Plan, we decided to operate under a fully-remote model and committed to a plan to sell all tangible fixed assets located at our leased facilities, consisting primarily of manufacturing and laboratory equipment. All tangible fixed assets were either sold or disposed of in May 2023. During the quarter ended June 30, 2023, with the exception of an operating lease that is subject to a sublease in which the rental period is co-terminus with the term of the head lease and expires in August 2024, we exited all our operating and finance leases. As of June 30, 2023, the March 2023 Restructuring Plan was substantially complete.
These cost-saving measures significantly reduced our operations and enable us to support the process of exploring strategic alternatives. While we are exploring strategic alternatives, there can be no assurance that this process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms, or at all. Similarly, there can be no assurance that sources of capital will be available to us in the necessary time frame, in the amounts that we require, on terms that are acceptable to us, or at all. If we are unable to consummate a strategic transaction or raise the necessary funds when needed or reduce spending on currently planned activities, we may be required to cease operations, which could materially harm our business, financial position and results of operations.
Nasdaq Delisting Notification
On February 8, 2023, we received a written notice (the Notice) from the Staff notifying us that, for the 30 consecutive business days prior to the notice, the bid price for our common stock was below the $1.00 per share minimum bid price requirement (the Bid Price Rule) for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1). This Notice had no immediate effect on the listing of our common stock on the Nasdaq Global Select Market.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a compliance period of 180 calendar days from the date of the Notice, or until August 7, 2023, to regain compliance with the minimum closing bid price requirement. On July 24, 2023, we submitted a request for the additional 180-day compliance period, and as part of that request we filed an application to transfer from the Nasdaq Global Select Market to the Nasdaq Capital Market.
On August 10, 2023, we received a letter from the Staff indicating that, in accordance with Nasdaq Listing Rule 5100, the Staff believes we are a “public shell” and that the continued listing of our securities is no longer warranted. We disagree with the Staff’s determination and intend to timely appeal the Staff’s determination to the Panel, which will stay any delisting action by the Staff pending the Panel’s decision.
According to the letter, the Staff believes that the Company “no longer has an operating business” and consequently has decided to use its discretion “to apply more stringent criteria” to our listing. The Staff’s letter also indicates that the failure to comply with the Bid Price Rule serves as an additional and separate basis for delisting.

We disagree with the Staff’s determination about the “public shell” given that we continue to conduct ourselves with significant operations that are not nominal including, among other things, through our employees, consultants and outsourced clinical and regulatory activities, the maintenance of our clinical assets and platform technology, and associated intellectual property and patent portfolio, and our business development activities.
We intend to monitor the closing bid price of our common stock and assess potential actions to regain compliance, but there can be no assurance that we will regain compliance with the minimum bid price requirement or that we will maintain compliance with the other Nasdaq listing requirements.
There can be no assurance that we will successfully appeal the delisting determination, or that, if successful, we will be able to maintain compliance with any of Nasdaq’s continued listing requirements to maintain our listing on Nasdaq for any periods of time. Our failure to continue to meet these requirements may result in our securities being delisted from Nasdaq.
Current Economic Conditions
The extent of the ongoing impact of macroeconomic events on our business and on global economic activity is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time, although the impacts are expected to continue and may significantly affect our business. We expect that the impacts on our business will continue through this period of economic uncertainty as inflation, instability in the banking and financial services sector, a tightening of the credit markets, and other factors continue to develop or emerge. Accordingly, management is carefully evaluating our liquidity position and continuing to review our near-term operating expenses as the uncertainty related to these factors continues to unfold. The risks related to our business, including further discussion of the impact and possible future impacts of the current economic conditions on are, are further described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Restructuring, Impairment, and Related Charges
Restructuring and impairment charges include costs associated with employee severance benefits related to restructuring plans, write-downs of property and equipment held for sale to fair value less costs to sell, impairment of right-of-use assets and leasehold improvements upon vacating leased premises, contract termination and other related costs. Refer to Notes 1 and 5 to our condensed financial statements in Item 1 of this Quarterly Report on Form 10-Q for additional details.
Interest Income, Net and Other Income (expense), Net
Interest income, net and other income (expense), net primarily consists of interest income earned on our cash, cash equivalents, investments, realized gain and loss on investments, interest expense from finance lease liabilities, and net losses on foreign currency transactions related to third-party contracts with foreign-based vendors.
Results of Operations
Comparison of Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023	2022	Change
(in thousands)
Operating expenses:
Research and development	$2,558	$22,802	$(20,244)
General and administrative	7,045	9,433	(2,388)
Restructuring, impairment, and related charges	8,129	3,787	4,342
Total operating expenses	17,732	36,022	(18,290)
Loss from operations	(17,732)	(36,022)	18,290
Interest income, net	419	$75	344
Other income (expense), net	(20)	2	(22)
Net loss	$(17,333)	$(35,945)	$18,612
Research and Development Expenses
Research and development expenses decreased by approximately $20.2 million from $22.8 million for the three months ended June 30, 2022 to $2.6 million for the three months ended June 30, 2023. The decrease in research and development expenses was attributable to our restructuring of operations and related reductions in workforce implemented in March 2023, which impacted 56 research and development employees as we discontinued research activities following an assessment of our clinical programs and the current business environment while focusing our operations on completing and closing out clinical trials, exploring strategic alternatives, actively developing and prosecuting our extensive intellectual property portfolio, and continuing business development activities. Pending the outcome of our strategic review, we expect research and development expenses to decrease in 2023 compared to 2022.

	Three Months Ended June 30,
	2023	2022	Change

External expenses:
Clinical trials	$2,054	$4,238	$(2,184)
Materials	24	2,115	(2,091)
Preclinical studies	44	1,544	(1,500)
Contract manufacturing	(54)	220	(274)
Other research and development	200	2,487	(2,287)
Internal expenses:
Personnel	113	8,184	(8,071)
Equipment, depreciation, and facilities	177	4,014	(3,837)
Total research and development expenses	$2,558	$22,802	$(20,244)
General and Administrative Expenses
General and administrative expenses decreased by approximately $2.4 million from $9.4 million for the three months ended June 30, 2022 to $7.0 million for the three months ended June 30, 2023. The decrease in general and administrative expenses was attributable to our March 2023 Restructuring Plan, which reduced general and administrative headcount by seven employees and the initiative to conserve cash resources. Pending the outcome of our strategic review, we expect general and administrative expenses to decrease in 2023 compared to 2022.
Restructuring, Impairment, and Related Charges
For the three months ended June 30, 2023, we recorded $8.1 million of restructuring, impairment, and related charges in connection with the March 2023 Restructuring Plan. The charges primarily consisted of write-offs of right-of-use assets and related leasehold improvements upon vacating the leased premises, and to a lesser extent, contract termination costs. Refer to Notes 4, 5 and 6 in the Notes of this Quarterly Report on Form 10-Q for additional details.
For the three months ended June 30, 2022, we recorded $3.8 million of restructuring, impairment and related charges in connection with the May 2022 Restructuring Plan, primarily consisting of $3.3 million related to severance payments and other employee-related separation costs described above, $0.8 million related to contract termination and facility exit costs, $0.1 million in write-offs of property and equipment, partially offset by a $0.4 million reduction in stock-based compensation expense as a result of applying modification accounting for accelerated vesting of RSUs related to impacted employees.
Interest Income, Net
Interest income, net was $0.4 million for the three months ended June 30, 2023 compared to an insignificant amount for the three months ended June 30, 2022. The increase was attributable to higher interest income earned on our cash and cash equivalents balances driven by an increase in interest rates.
Comparison of Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022	Change
(in thousands)
Operating expenses:
Research and development	$15,546	$54,041	$(38,495)
General and administrative	13,797	20,770	(6,973)
Restructuring, impairment, and related charges	16,872	3,787	13,085
Total operating expenses	46,215	78,598	(32,383)
Loss from operations	(46,215)	(78,598)	32,383
Interest income, net	998	$72	926
Other income (expense), net	(33)	6	(39)
Net loss	$(45,250)	$(78,520)	$33,270

Research and Development Expenses
Research and development expenses decreased by approximately $38.5 million from $54.0 million for the six months ended June 30, 2022 to $15.5 million for the six months ended June 30, 2023. The decrease in research and development expenses was attributable to our restructuring of operations and related reductions in workforce implemented in March 2023, which impacted 56 research and development employees as we discontinued research activities following an assessment of our clinical programs and the current business environment while focusing our operations on completing and closing out clinical trials, exploring strategic alternatives, actively developing and prosecuting our extensive intellectual property portfolio, and continuing business development activities. Pending the outcome of our strategic review, we expect research and development expenses to decrease in 2023 compared to 2022.

	Six Months Ended June 30,
	2023	2022	Change

External expenses:
Clinical trials	$6,707	$12,685	$(5,978)
Materials	434	6,050	(5,616)
Preclinical studies	204	2,942	(2,738)
Contract manufacturing	191	677	(486)
Other research and development	892	4,195	(3,303)
Internal expenses:
Personnel	4,590	18,543	(13,953)
Equipment, depreciation, and facilities	2,528	8,949	(6,421)
Total research and development expenses	$15,546	$54,041	$(38,495)
General and Administrative Expenses
General and administrative expenses decreased by approximately $7.0 million from $20.8 million for the six months ended June 30, 2022 to $13.8 million for the six months ended June 30, 2023. The decrease in general and administrative expenses was attributable to our March 2023 Restructuring Plan, which reduced general and administrative headcount by seven employees and the initiative to conserve cash resources. Pending the outcome of our strategic review, we expect general and administrative expenses to decrease in 2023 compared to 2022.
Restructuring, Impairment, and Related Charges
For the six months ended June 30, 2023, we recorded $16.9 million of restructuring, impairment, and related charges. We discontinued research activities while focusing on completing and closing out clinical trials and reduced our workforce by approximately 82%. As part of the March 2023 Restructuring Plan, we decided to operate under a fully-remote model and committed to a plan to sell all tangible fixed assets located at our leased facilities, consisting primarily of manufacturing and laboratory equipment. In addition, we modified our operating leases to shorten their lease term. For the six months ended June 30, 2023, we recognized non-cash impairment charges totaling $5.4 million as a result of classifying all tangible fixed assets as held for sale and to write-off leasehold improvements upon vacating leased premises. All tangible fixed assets were either sold or disposed of during the quarter ended June 30, 2023.
During the quarter ended June 30, 2023, with the exception of an operating lease that is subject to a sublease in which the rental period is co-terminus with the term of the head lease and expires in August 2024, we exited all our operating and finance leases and recorded impairment charges to write off right-of-use assets and related leasehold improvements upon vacating the leased premises. Refer to Notes 1 and 5 in the Notes of this Quarterly Report on Form 10-Q for additional details.
Interest Income, Net
Interest income, net was $1.0 million for the six months ended June 30, 2023 compared to an insignificant amount for the six months ended June 30, 2022. The increase was attributable to higher interest income earned on our cash and cash equivalents balances driven by an increase in interest rates.

Liquidity and Capital Resources
We have incurred net losses in each reporting period since inception, including net losses of $45.3 million and $78.5 million for the six months ended June 30, 2023 and 2022, respectively, and our accumulated deficit at June 30, 2023 was $411.2 million. Our current operating plan, which is subject to change based on the ongoing strategic review, indicates we will continue to incur losses from operations and generate negative cash flows from operating activities, given we do not generate any revenue from product sales or otherwise.
As a result of the restructuring actions described above, including discontinuing research activities, exiting our operating and finance leases, and significantly reducing our workforce, management believes our existing cash and cash equivalents of $22.5 million as of June 30, 2023 are adequate to meet our cash needs for at least 12 months from the issuance date of this Quarterly Report on Form 10-Q.
While we are exploring strategic alternatives, there can be no assurance that this process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms, or at all. Similarly, there can be no assurance that sources of capital will be available to us in the necessary time frame, in the amounts that we require, on terms that are acceptable to us, or at all. If we are unable to consummate a strategic transaction or raise the necessary funds when needed or reduce spending on currently planned activities, we may be required to cease operations, which could materially harm our business, financial position and results of operations.
In January 2022, we entered into a Sales Agreement with SVB Securities LLC and JMP Securities LLC, as our sales agents (Agents), pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through an “at-the-market” program (ATM Facility). The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-263501) and the final prospectus supplement, which was filed on March 11, 2022. For so long as our non-affiliate public float does not exceed $75 million, the amount of securities that we may sell pursuant to registration statements on Form S-3 will be limited to the equivalent of one-third of our public float, which will limit our ability to raise capital. As of June 30, 2023, we have not yet sold any shares under the ATM facility and do not currently intend to do so.
In May 2023, we entered into a modification of the lease (Lease Modification) for our headquarters in South San Francisco, California (HQ Lease), which shortened the accounting lease term to May 2023. In addition, we assigned an active sublease for the third floor of the leased building under the HQ Lease to the landlord effective as of the execution date. Pursuant to the Lease Modification, we incurred an early termination fee of $5.3 million. The early termination fee included forfeiture of a security deposit securing the lease of $0.9 million in the form of a letter of credit. Upon vacating the leased premises in May 2023, we wrote-off the remaining balances related to right-of-use assets and leasehold improvements.
Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(40,821)	$(59,520)
Net cash provided by (used in) investing activities	1,464	(3,923)
Net cash used in financing activities	(247)	(548)
Net decrease in cash, cash equivalents, and restricted cash	$(39,604)	$(63,991)
Cash Used in Operating Activities
Net cash used in operating activities during the six months ended June 30, 2023 was $40.8 million, which consisted of a net loss of $45.3 million, a net change of $9.7 million in our net operating assets and liabilities, partially offset by $14.1 million in non-cash charges. The net change in our operating assets and liabilities used $9.7 million in cash and was primarily driven by a $7.9 million decrease in accounts payable and accrued expenses as we closed out existing preclinical and clinical programs and a $3.7 million decrease in operating lease liabilities due to payments related to our operating lease obligations, partially offset by a $1.8 million decrease in prepaid expenses as we discontinued research activities. The non-cash charges primarily consisted of $5.4 million in asset impairment charges for fixed assets as a result of our transition to a fully-remote company, $5.1 million in stock-based compensation expense and $3.2 million in non-cash operating lease expense.

Net cash used in operating activities during the six months ended June 30, 2022 was $59.5 million, which consisted of a net loss of $78.5 million partially offset by a net increase of $0.2 million in our net operating assets and liabilities and $18.8 million in non-cash charges. The net increase in our operating assets and liabilities was primarily due to increases of $2.3 million in prepaid expenses, $1.2 million in accounts payable and accrued expenses and $0.2 million in other current assets. These increases were partially offset by decreases of $3.3 million in operating lease liabilities and $0.2 million in other assets. The non-cash charges primarily consisted of stock-based compensation expense of $12.4 million, non-cash operating lease expense of $4.5 million, depreciation and amortization expenses of $1.8 million and impairment charges of $0.1 million in connection with the May 2022 Restructuring Plan.
Cash Provided by (Used in) Investing Activities
Cash provided by investing activities during the six months ended June 30, 2023 was $1.5 million and was related to proceeds from disposal of long-lived assets, partially offset by purchases of property and equipment.
Cash used in investing activities during the six months ended June 30, 2022 was $3.9 million, consisting of purchases of property and equipment.
Cash Used in Financing Activities
Cash used in financing activities during the six months ended June 30, 2023 was related to principal payments for finance lease liabilities.
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
We described our significant accounting policies in Note 2, Summary of Significant Accounting Policies in the Notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. These accounting policies were consistently applied in the preparation of the unaudited interim condensed financial statements contained in this Quarterly Report on Form 10-Q.

We disclosed our critical accounting estimates in Part II, Item 7 Critical Accounting Estimates in the Management’s Discussion and Analysis of our Annual Report on Form 10-K for the year ended December 31, 2022. There were no significant changes in our critical accounting estimates during the six months ended June 30, 2023.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our decision to discontinue our research and development efforts may not result in the anticipated savings and could disrupt our business;
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
•We could be delisted from Nasdaq;
•We were early in our development efforts, have a limited operating history, and no products approved for commercial sale;
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
•Research and development related to novel biological therapeutics is inherently risky and our business is heavily dependent on the successful development of our product candidates;
•We may encounter delays in our preclinical studies or clinical trials, or may not be able to conduct or complete our preclinical studies or clinical trials on the timelines we expect;
•We have conducted clinical trials for AMT-101 and AMT-126 outside of the United States, and geopolitical events such as the conflict between Russia and Ukraine has delayed the completion of certain of our clinical trials and increased costs associated with such clinical trials;

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
On March 27, 2023, we announced the commencement of a process to explore strategic alternatives and engaged MTS Health Partners, L.P. as our strategic financial advisor. We also decided to discontinue research activities and focus on completing and closing out clinical trials. Our current operations include ongoing business development activities. As such, certain of the risks listed below may not currently apply to us while our operations are focused on exploring strategic alternatives, actively developing and prosecuting our extensive intellectual property portfolio, and continuing business development activities. However, if we advance development of our programs or assume responsibility for a third party’s preclinical or clinical programs, research and development activities, manufacturing and other operations following a strategic transaction or otherwise, or if we pursue some combination of the foregoing activities, many, if not all, of these risk factors will apply to us.
Risks Related to Strategic Process and Potential Strategic Transaction
We are reviewing strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic transactions, that any such strategic transaction will result in additional value for our stockholders or that the process will not have an adverse impact on our business.
We have discontinued research activities and are focused on completing and closing out clinical trials. We have determined that it is in the best interest of stockholders to focus on exploring strategic alternatives. We have engaged an investment bank to conduct a review of strategic alternatives in an effort to maximize stockholder value. We have not set a timetable for completion of this exploratory process and cannot provide any assurances that the process will result in the consummation of a strategic transaction of any kind, or that we will not abandon the process. We do not intend to discuss or disclose further developments during this process unless and until our board of directors has approved a specific action or we otherwise determine that further disclosure is appropriate. The process of reviewing strategic alternatives may be time-consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives. There can be no assurance that any potential transaction or other strategic alternative, if consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.
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
Our decision to discontinue our research and development efforts may not result in the anticipated savings and could disrupt our business.

In connection with our decision to pursue strategic alternatives, we decided to discontinue research activities and to focus on completing and closing out clinical trials. We may not realize, in full or in part, the anticipated benefits and savings in operating expenses from these decisions due to unforeseen difficulties, delays or unexpected costs. This may include higher than expected costs associated with winding down our clinical trials. If we are unable to realize the expected cost savings, our financial condition would be adversely affected and it may be more difficult to complete a potential strategic transaction. Furthermore, the reductions in our workforce may result in weaknesses in our infrastructure and operations and may increase the risk that we become unable to comply with legal and regulatory requirements.
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
In our Annual Report on Form 10-K filed on March 9, 2023, we indicated that there was substantial doubt as to our ability to continue as a going concern. Following our recent reductions in workforce and discontinuing of product development activities, and terminating substantially all of our operating leases, we have subsequently determined we will have sufficient cash and cash equivalents to meet our obligations for a period of at least 12 months from the date of filing this Quarterly Report on Form 10-Q, and therefore, we have concluded there is no longer substantial doubt about our ability to continue as a going concern. However, our financial condition could be materially adversely impacted if we are unable to successfully execute a strategic transaction. Depending on the results of our future operations, we may again have substantial doubt as to our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to cease operations and liquidate our assets. We may receive less than the value at which those assets are carried on our condensed financial statements, and it is likely that investors will lose all or a part of their investment.
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
On March 11, 2022, we filed a final shelf registration statement on Form S-3 which allows us to undertake various offerings. In addition, on January 27, 2022, we entered into a Sales Agreement with SVB Securities LLC and JMP Securities LLC, as our sales agents (Agents), pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through an “at-the-market” program (ATM facility). For so long as our non-affiliate public float does not exceed $75 million, the amount of securities that we may sell pursuant to registration statements on Form S-3 will be limited to the equivalent of one-third of our public float, which will limit our ability to raise capital. As of June 30, 2023, we had not yet sold any shares of common stock under the ATM facility and do not currently intend to do so. We will require additional capital for the further development and, if approved, commercialization of our product candidates. Our future funding requirements will depend on many factors, including but not limited to:
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
Additional capital may not be available when we need it, on terms acceptable to us or at all and will be dependent on, among other factors, the successful execution of a strategic transaction. We have no committed source of additional capital and recently, capital markets have been particularly volatile and our stock price has declined. If adequate capital is not available to us on a timely basis or on acceptable terms, we may be required to significantly delay, scale back, or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations, or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, and prospects, and cause the price of our common stock to decline.
If we fail to meet all applicable Nasdaq requirements, we could be delisted from Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital.
Our common stock is listed on Nasdaq. In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital, a minimum closing bid price per share of $1.00 and continued business operations so that we are not characterized as a “public shell company.”
On February 8, 2023, we received a notice from Nasdaq notifying us that, for the 30 consecutive business days prior to the notice, the closing bid price for our common stock listed on Nasdaq was below the minimum $1.00 per share required for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the Bid Price Requirement).
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until August 7, 2023, to regain compliance with the Bid Price Requirement. On July 24, 2023 we submitted a request for the additional 180-day compliance period, and as part of that request we filed an application to transfer from the Nasdaq Global Select Market to the Nasdaq Capital Market.
We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement, and will initiate a reverse stock split, if necessary.
In addition, on August 10, 2023, we received a letter from the Staff indicating that, in accordance with Nasdaq Listing Rule 5100, the Staff believes we are a “public shell” and that the continued listing of our securities is no longer warranted. We disagree with the Staff’s determination and intend to timely appeal the Staff’s determination to the Panel, which will stay any delisting action by the Staff pending the Panel’s decision.
According to the letter, the Staff believes that the Company “no longer has an operating business” and consequently has decided to use its discretion “to apply more stringent criteria” to our listing. The Staff’s letter also indicates that the failure to comply with the Bid Price Rule serves as an additional and separate basis for delisting.
We disagree with the Staff’s determination about the “public shell” given that we continue to conduct ourselves with significant operations that are not nominal including, among other things, through our employees, consultants and outsourced clinical and regulatory activities, the maintenance of our clinical assets and platform technology, and associated intellectual property and patent portfolio, and our business development activities. There can be no assurance that we will successfully appeal the delisting determination, or that, if successful, we will be able to maintain compliance with any of Nasdaq’s continued listing requirements to maintain our listing on Nasdaq for any periods of time. Our failure to continue to meet these requirements may result in our securities being delisted from Nasdaq.
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
We have historically financed our operations primarily through private placements of our convertible preferred stock and the sale of common stock in public equity issuances, such as our IPO in June 2020 and our follow-on equity offering in April 2021. In addition, on January 27, 2022, we entered into a Sales Agreement with the Agents, pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through an ATM facility. For so long as our non-affiliate public float does not exceed $75 million, the amount of securities that we may sell pursuant to registration statements on Form S-3 will be limited to the equivalent of one-third of our public float, which will limit our ability to raise capital. As of June 30, 2023, we have not yet sold any shares of common stock under the ATM facility and do not currently intend to do so. We may seek to raise capital through debt financings, private or public convertible debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, asset sales, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to us. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our development efforts, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations.
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
We have relied on third parties, such as contract research organizations (CROs), contract development and manufacturing organizations (CDMOs), medical institutions, academic institutions, and clinical investigators to conduct some aspects of our research and preclinical studies and our clinical trials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations for any reason including the COVID-19 pandemic or the conflict between Russia and Ukraine. For example, as a result of ongoing COVID-19 research and global supply chain issues, there has been limited availability for certain resources required to conduct some of our preclinical studies and clinical trials, which has resulted in and may continue to result in longer lead times, increased costs, and delays in completing preclinical studies and clinical trials. If we need to enter into alternative arrangements or are unable to find suitable alternative arrangements, it could delay our product development activities.

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
We may continue to rely on third-party manufacturers to execute certain steps in the manufacturing of our product candidates. The facilities used by our contract manufactures to manufacture our product candidates are subject to various regulatory requirements and may be subject to the inspection of FDA or other regulatory authorities. We do not control the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable regulatory authorities in foreign jurisdictions, we may not be able to rely on their manufacturing facilities for the manufacture of our product candidates. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance, and qualified personnel. If the FDA or a comparable foreign regulatory authority finds these facilities inadequate for the manufacture of our product candidates or if such facilities are subject to enforcement action in the future or are otherwise inadequate, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates.
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
We rely on third-party suppliers for the raw materials required for the production of our product candidates. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of raw materials involve several risks, including delays as a result of widespread public health concerns, recent global supply chain disruptions, limited control over pricing, availability, quality and delivery schedules. For example, as a result of Brexit, the movement of goods between the UK and the remaining member states of the EU are subject to additional inspections and documentation checks. As a result, we have experienced delays in our supply chain.
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
•limitations in resources, including our employees and consultants;
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
We are a fully-remote company, meaning that our team members work remotely which poses a number of risks and challenges that can affect our business, operating results, and financial condition. We are increasingly dependent on technology in our operations and if our technology fails, our business could be adversely affected.
As a fully-remote company, we face a number of unique operational risks. For example, technologies in our team members’ homes may not be robust enough and could cause the networks, information systems, applications, and other tools available to team members and service providers to be limited, unreliable, or unsecure. Additionally, we are increasingly dependent on technology as a fully-remote company and if we experience problems with the operation of our current IT systems or the technology systems of third parties on which we rely, that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. In addition, in a fully-remote company, it may be difficult for us to develop and preserve our corporate culture and our team members may have decreased opportunities to collaborate in meaningful ways. Any impediments to preserving our corporate culture and fostering collaboration could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.
Risks Related to the Discovery, Development, and Commercialization of Our Product Candidates
Research and development related to novel biologic therapeutics is inherently risky. Our business is heavily dependent on the successful development of our product candidates, which is currently discontinued. We cannot give any assurance that any of our product candidates will receive regulatory or marketing approval, which is necessary before they can be commercialized.
Our oral biologic product candidates’ use of active transport to translocate through the intestinal epithelium (IE) and respiratory epithelium (RE) barriers is a novel therapeutic approach. Our active transport approach differs from current biologics and peptides and is unproven. We are at the early stages of development of our product candidates. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:
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
Further, the ability of the FDA or other regulatory agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, disruptions from natural disasters or public health concerns, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In response to the COVID-19 public health emergency, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has worked to resume normal operations. In 2020 and 2021, a number of companies announced receipt of Complete Response Letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections.
In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. If a prolonged government shutdown or other disruption occurs, including due to travel restrictions, staffing shortages, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Adverse events or other undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA, or other comparable foreign regulatory authorities. AMT-101 is a gastrointestinal (GI)-selective oral fusion of interleukin (IL)-10, and previous clinical trials conducted by others in the field with systemic IL-10 showed significant toxicities that prevented further development. AMT-126 is a GI-selective oral fusion of IL-22, and in current clinical trials conducted by others in the field with systemic IL-22, toxicities and adverse events have been observed.
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
•impose restrictions on our operations;
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
Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in the election on November 3, 2020. The CPRA creates obligations relating to consumer data as of January 1, 2022, with enforcement anticipated to begin July 1, 2023. The CPRA modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation such as Colorado, Connecticut, Delaware, Oregon, Texas, Utah and Virginia. Aspects of these state laws remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Additionally, the U.S. federal government is contemplating federal privacy legislation.
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
We had limited capabilities for manufacturing and do not yet have any capability for sales, marketing or distribution. For some of our product candidates, we may in the future determine to collaborate with strategic partners for the development and potential commercialization of therapeutic products. The competition for strategic partners is intense. Our ability to reach a definitive agreement will depend, among other things, upon our assessment of the strategic partner’s resources and expertise, the terms and conditions of the proposed transaction, partnership or collaboration and the proposed strategic partner’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The strategic partner may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such collaboration could be more attractive than the one with us for our product candidate.
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
Our business is subject to risks associated with conducting business internationally. Some of our CDMOs have been located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:
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
•our ability to meet the minimum standards required for remaining listed on Nasdaq;
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
In addition, on August 10, 2023, we received a letter from the Staff indicating that, in accordance with Nasdaq Listing Rule 5100, the Staff believes we are a “public shell” and that the continued listing of our securities is no longer warranted. We disagree with the Staff’s determination and intend to timely appeal the Staff’s determination to the Panel, which will stay any delisting action by the Staff pending the Panel’s decision. According to the letter, the Staff believes that the Company “no longer has an operating business” and consequently has decided to use its discretion “to apply more stringent criteria” to our listing. The Staff’s letter also indicates that the failure to comply with the Bid Price Rule serves as an additional and separate basis for delisting. We disagree with the Staff’s determination about the “public shell” given that we continue to conduct ourselves with significant operations that are not nominal including, among other things, through our employees, consultants and outsourced clinical and regulatory activities, the maintenance of our clinical assets and platform technology, and associated intellectual property and patent portfolio, and our business development activities. There can be no assurance that we will successfully appeal the delisting determination, or that, if successful, we will be able to maintain compliance with any of Nasdaq’s continued listing requirements to maintain our listing on Nasdaq for any periods of time. Our failure to continue to meet these requirements may result in our securities being delisted from Nasdaq. Any such delisting from Nasdaq that causes our shares of common stock to trade on the over-the-counter market could also cause the market price of our common stock to fluctuate further.
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
Prior to the closing of our IPO in June 2020, there was no public trading market for our common stock. Although our common stock is listed on Nasdaq, the market for our shares has demonstrated varying levels of trading activity and high levels of price volatility. We cannot predict the prices at which our common stock will trade, or if trading will be impacted by our transition from the Nasdaq Global Select Market to the Nasdaq Capital Market. It is possible that in one or more future periods our results of operations and progression of our product pipeline may not meet the expectations of public market analysts and investors, and, as a result of these and other factors, the price of our common stock may fall. For example, as discussed under the heading “Risk Factors – If we fail to meet all applicable Nasdaq requirements, we could be delisted from Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital.” we received written communications from Nasdaq regarding compliance with Nasdaq’s continued listing standards.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. On March 11, 2022, we filed a final shelf registration statement on Form S-3 which allows us to undertake various offerings. In addition, on January 27, 2022, we entered into a Sales Agreement with the Agents pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through the ATM facility. As of June 30, 2023, we had not yet sold any shares of common stock under the ATM facility and do not currently intend to do so. If we or our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We have in the past and may in the future seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. For example, on April 6, 2021, we completed a follow-on offering and issued 2,875,000 shares of our common stock at a price of $42.00 per share. In addition, on March 11, 2022, we filed a final shelf registration statement on Form S-3 which allows us to undertake various offerings. In addition, on January 27, 2022, we entered into a Sales Agreement with the Agents pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through the ATM facility. As of June 30, 2023, we have not yet sold any shares of common stock under the ATM facility and do not currently intend to do so. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of June 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 52% of our voting stock. As a result, this group of stockholders, if they act together, will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, which might affect the prevailing market price for our common stock.
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
We have invested and will continue to invest additional resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In connection with our initial public offering, we increased our directors’ and officers’ insurance coverage, which substantially increased our insurance cost. In addition, there may be additional directors’ and officers’ insurance coverage costs if we successfully consummate a strategic transaction. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. However, we have in the past and may in the future identify material weaknesses or significant deficiencies in internal control over financial reporting. Under standards established by the Public Company Accounting Oversight Board (PCAOB), a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We cannot assure you that there will not be additional material weaknesses or significant deficiencies that our independent registered public accounting firm or we will identify.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Agreement for Modification of Lease and Voluntary Surrender of Premises, dated May 2, 2023, by and between Applied Molecular Transport Inc. and ARE-East Jamie Court, LLC .dated May 2, 2023.	10-Q	001-39306	10.5	May 11, 2023

10.2*	Senior Executive Change in Control and Severance Policy, as amended, and forms of agreement thereunder.	8-K	001-39306	10.1	July 24, 2023

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101
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

Applied Molecular Transport Inc.

Date: August 14, 2023	By:	/s/ Shawn Cross
Shawn Cross
Chief Executive Officer and Chair of the Board of Directors

Date: August 14, 2023	By:	/s/ Brandon Hants
Brandon Hants
Chief Financial Officer