Form 10-Q
period 2023-09-30
Applied Molecular Transport Inc.
filed 2023-11-09
CIK 1801777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
(Former name, former address and former fiscal year, if changed since last report)
____________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AMTI	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2023, the registrant had 41,336,563 shares of common stock, $0.0001 par value per share, outstanding.
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

Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include our expectations regarding the anticipated timing, completion, effects, and potential benefits of the Agreement and Plan of Merger with Cyclo Therapeutics, Inc., a Nevada corporation, and Cameo Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Cyclo, pursuant to which, and subject to the terms and conditions set forth therein, Merger Sub will merge with and into us (the Merger), with us surviving such Merger as a wholly-owned subsidiary of Cyclo, the outcome of any legal proceedings that may be instituted against us related to the Merger, potential de-listing from Nasdaq, our expectations on the timing of clinical study initiation and results and the timing and success of future development of our product candidates, potential regulatory approval of our product candidates, our possible or assumed future results of operations and expenses, our expectations related to our restructuring and operating as a fully-remote company, business strategies and plans, trends, market sizing, competitive position, industry environment, potential growth opportunities, reliance on third parties, financing needs, the sufficiency of the Company’s existing cash and cash equivalents, our ability to protect our intellectual property position, the impact on our business of certain geo-political events, the development of macroeconomic conditions, the impact of the COVID-19 pandemic on our business, and impact of the Affordable Care Act and other legislation and regulation, among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
Applied Molecular Transport Inc.
Condensed Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$18,103	$61,145
Prepaid expenses	457	2,688
Other current assets	259	186
Total current assets	18,819	64,019
Property and equipment, net	31	8,183
Operating lease right-of-use assets	1,165	33,222
Finance lease right-of-use assets	—	584
Restricted cash	—	916
Other assets	—	522
Total assets	$20,015	$107,446
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$161	$1,583
Accrued expenses	2,261	8,660
Lease liabilities, operating lease - current	1,353	4,639
Lease liabilities, finance lease - current	—	205
Total current liabilities	3,775	15,087
Lease liabilities, operating lease	—	31,228
Lease liabilities, finance lease	—	49
Other liabilities	—	244
Total liabilities	3,775	46,608
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 450,000,000 shares authorized; 40,893,507 and 39,181,801 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	434,393	426,804
Accumulated deficit	(418,157)	(365,970)
Total stockholders’ equity	16,240	60,838
Total liabilities and stockholders’ equity	$20,015	$107,446
The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.
Condensed Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$250	$18,233	$15,796	$72,273
General and administrative	7,007	7,281	20,804	28,052
Restructuring, impairment, and related charges	(40)	12	16,832	3,799
Total operating expenses	7,217	25,526	53,432	104,124
Loss from operations	(7,217)	(25,526)	(53,432)	(104,124)
Interest income, net	283	321	1,281	393
Other income (expense), net	(3)	(1)	(36)	5
Net loss	$(6,937)	$(25,206)	$(52,187)	$(103,726)
Net loss per share, basic and diluted	$(0.17)	$(0.65)	$(1.32)	$(2.68)
Weighted-average shares of common stock outstanding, basic and diluted	39,751,028	38,914,570	39,426,218	38,769,226
The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount
Balance at December 31, 2022	39,181,801	$4	$426,804	$(365,970)	$60,838
Issuance of stock under employee stock plans	19,151	—	—	—	—
Stock-based compensation expense	—	—	3,223	—	3,223
Net loss	—	—	—	(27,917)	(27,917)
Balance at March 31, 2023	39,200,952	$4	$430,027	$(393,887)	$36,144
Issuance of stock under employee stock plans	228,225	—	7	—	7
Stock-based compensation expense	—	—	1,828	—	1,828
Net loss	—	—	—	(17,333)	(17,333)
Balance at June 30, 2023	39,429,177	$4	$431,862	$(411,220)	$20,646
Issuance of stock under employee stock plans	1,464,330	—	—	—	—
Stock-based compensation expense	—	—	2,531	—	2,531
Net loss	—	—	—	(6,937)	(6,937)
Balance at September 30, 2023	40,893,507	$4	$434,393	$(418,157)	$16,240

Applied Molecular Transport Inc.
Condensed Statements of Stockholders’ Equity (Continued)
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount
Balance at December 31, 2021	38,619,957	$4	$403,228	$(239,645)	$163,587
Issuance of stock under employee stock plans	34,206	—	60	—	60
Stock-based compensation expense	—	—	6,773	—	6,773
Net loss	—	—	—	(42,575)	(42,575)
Balance at March 31, 2022	38,654,163	$4	$410,061	$(282,220)	$127,845
Issuance of stock under employee stock plans	244,532	—	262	—	262
Stock-based compensation expense	—	—	5,590	—	5,590
Net loss	—	—	—	(35,945)	(35,945)
Balance at June 30, 2022	38,898,695	$4	$415,913	$(318,165)	$97,752
Issuance of stock under employee stock plans	44,402	—	7	—	7
Stock-based compensation expense	—	—	5,842	—	5,842
Net loss	—	—	—	(25,206)	(25,206)
Balance at September 30, 2022	38,943,097	$4	$421,762	$(343,371)	$78,395
The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(52,187)	$(103,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,582	18,205
Depreciation and amortization	837	2,468
Non-cash operating lease expense	3,537	6,433
Non-cash asset impairment charges	5,392	80
Gain on partial termination of lease	(702)	—
Loss on disposal of property and equipment	295	—
Changes in operating assets and liabilities:
Prepaid expenses	2,231	3,475
Other current assets	(219)	336
Other assets	163	(428)
Accounts payable	(1,428)	(837)
Accrued expenses	(6,636)	(221)
Operating lease liabilities	(4,085)	(4,872)
Other liabilities	—	3
Net cash used in operating activities	(45,220)	(79,084)
Investing activities
Purchases of property and equipment	(446)	(4,146)
Proceeds from disposal of property and equipment	1,955	—
Net cash provided by (used in) investing activities	1,509	(4,146)
Financing activities
Payments for financing and offering costs	—	(806)
Principal payments on finance lease liabilities	(254)	(203)
Proceeds from issuance of stock under employee stock plans	7	329
Net cash used in financing activities	(247)	(680)
Net decrease in cash, cash equivalents and restricted cash	(43,958)	(83,910)
Cash, cash equivalents and restricted cash, beginning of period	62,061	160,846
Cash, cash equivalents and restricted cash, end of period	$18,103	$76,936
Supplemental cash flow data:
Cash paid for interest on finance lease liabilities	$8	$21
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$—	$23
Deferred financing and offering costs included in accounts payable and accrued expenses	$—	$15
The accompanying notes are an integral part of these condensed financial statements.

Applied Molecular Transport Inc.
Notes to the Condensed Financial Statements
(Unaudited)
1. Description of Business
Applied Molecular Transport Inc. (AMT or the Company) is a clinical-stage biopharmaceutical company that has a proprietary technology platform that enables the design of novel biologic product candidates in patient-friendly oral dosage forms. The Company has decided to discontinue research activities. The Company was incorporated in the state of Delaware in November 2016 and operates under a fully-remote model. Accordingly, the Company does not have a principal executive office.
In March 2023, the Company announced that it had commenced a process to explore strategic alternatives and recently entered into the Merger Agreement (as described below). The Company is actively seeking to sell, assign, license, or otherwise dispose of, in one or more transactions, some or all of the assets that relate to its platform technology at any time prior to, or concurrently with, the closing of the Merger (as defined below).
Proposed Acquisition by Cyclo Therapeutics
On September 21, 2023, AMT entered into an Agreement and Plan of Merger (the Merger Agreement) with Cyclo Therapeutics, Inc., a Nevada corporation (Cyclo) and Cameo Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Cyclo (Merger Sub), pursuant to which, and subject to the terms and conditions set forth therein, Merger Sub will merge with and into AMT (the Merger), with AMT surviving such Merger as a wholly-owned subsidiary of Cyclo.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of AMT common stock issued and outstanding immediately prior to the effective time of the Merger will automatically be converted into the right to receive shares of Cyclo common stock. As of the date of the execution of the Merger Agreement, the Exchange Ratio was estimated to be 0.174 shares of Cyclo common stock for each share of AMT common stock, but the actual Exchange Ratio will depend on AMT’s net cash and the number of shares of AMT common stock outstanding at the closing of the Merger. Any fractional shares of Cyclo common stock will be rounded up to the nearest whole share. The former AMT stockholders immediately before the Merger are expected to own approximately 25% of the outstanding common stock of the combined company, and the stockholders of Cyclo immediately before the Merger are expected to own approximately 75% of the outstanding common stock of the combined company, subject to certain assumptions (including as to the amount of AMT’s net cash and outstanding shares of AMT common stock at closing).
The boards of directors of each of AMT and Cyclo have approved the Merger Agreement and the transactions contemplated thereby, subject to the satisfaction or waiver of customary conditions, including the requisite approval by AMT’s and Cyclo’s stockholders and the effectiveness of a registration statement to register the shares of Cyclo common stock to be issued in connection with the transaction.
The Merger Agreement also includes termination provisions for both the Company and Cyclo. In connection with a termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee ranging between $0.4 million to $0.6 million.
Although the Company has entered into the Merger Agreement and intends to consummate the proposed Merger, there is no assurance that the Company will be able to successfully consummate the proposed Merger on a timely basis, or at all.
Nasdaq Delisting Notification
On August 10, 2023, the Company received a letter from the Listing Qualifications Staff (Nasdaq Staff) of the Nasdaq Stock Market LLC (Nasdaq) indicating that, in accordance with Nasdaq Listing Rule 5100, the Nasdaq Staff believes the Company is a “public shell” and that the continued listing of the Company’s securities is no longer warranted. According to the letter, the Nasdaq Staff believes that the Company “no longer has an operating business” and consequently has decided to use its discretion “to apply more stringent criteria” to the Company’s listing. The Nasdaq Staff’s letter also indicates that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(1), which requires the Company’s common stock to maintain a share price of at least $1.00 per share (the Bid Price Rule) for continued listing on the Nasdaq Global Select Market. This serves as an additional and separate basis for delisting.
The Company filed an appeal to the delisting with the Nasdaq’s Hearings Panel (Nasdaq Panel) on August 17, 2023 and subsequently presented its appeal at a hearing with the Nasdaq Panel on October 19, 2023. On October 23, 2023, the Nasdaq Panel granted the Company’s request for continued listing on Nasdaq, subject to the Company’s completion of the Merger on or before February 6, 2024. The Company’s securities may now continue to trade on Nasdaq until February 6, 2024. There can be no assurance that the Company will be able to complete the Merger on or before February 6, 2024. The Company’s failure to complete the Merger on or before February 6, 2024 will result in its securities being delisted from Nasdaq after such date.
Going Concern Considerations
The Company has incurred net losses in each reporting period since inception, including net losses of $52.2 million and $103.7 million for the nine months ended September 30, 2023 and 2022, respectively, and the Company’s accumulated deficit at September 30, 2023 was $418.2 million. The Company’s current operating plan indicates it will continue to incur losses from operations and generate negative cash flows from operating activities, given the Company does not generate any revenue from product sales or otherwise.
As a result of restructuring actions in March 2023 (see Note 5), including discontinuing research activities, exiting substantially all of its operating and finance leases, and significantly reducing its workforce, management believes the Company’s existing cash and cash equivalents of $18.1 million as of September 30, 2023 are adequate to meet its cash needs for at least 12 months from the issuance date of these condensed financial statements.
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
In January 2022, the Company entered into a Sales Agreement with SVB Securities LLC and JMP Securities LLC, as the Company’s sales agents (Agents), pursuant to which the Company may offer and sell from time to time through the Agents up to $150.0 million in shares of the Company’s common stock through an “at-the-market” program (ATM Facility). The shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-263501) and the final prospectus supplement, which was filed on March 11, 2022. For so long as the Company’s non-affiliate public float does not exceed $75 million, the amount of securities that the Company may sell pursuant to registration statements on Form S-3 will be limited to the equivalent of one-third of its public float, which will limit its ability to raise capital. As of September 30, 2023, the Company has not yet sold any shares under the ATM Facility and does not currently intend to do so.
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
2. Summary of Significant Accounting Policies
Financial Statement Preparation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Similarly, the balance sheet as of December 31, 2022 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary for a fair statement of the results for interim periods. Results of operations for interim periods may not be representative of results to be expected for a full year.
The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Certain reclassifications have been made to the prior period amounts to conform to the current year presentation. In particular, in the condensed statements of operations for the nine months ended September 30, 2022, the Company reclassified $3.1 million and $0.7 million from “Research and development” and “General and administrative,” respectively, to a new line item

“Restructuring, impairment, and related charges,” primarily related to severance and contract termination costs. These reclassifications did not affect the Company’s financial position, net loss, or cash flows as of and for the periods presented.
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
Significant Accounting Policies
The significant accounting policies set forth in Note 2 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 appropriately represent, in all material respects, the current status of our accounting policies, except as described below.
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
Impairment of Long-Lived Assets
The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Such events include a significant change in the Company’s strategic business objectives and utilization of the assets. As part of the March 2023 Restructuring Plan (see Note 5), the Company commenced restructuring activities that included the decision to operate as a fully-remote company and discontinue research activities while focusing on completing and closing out clinical trials. In anticipation of exiting its leased facilities, the Company committed to a plan to sell all tangible fixed assets located at its leased facilities, consisting primarily of manufacturing and laboratory equipment. In connection with the classification of such assets as held for sale, the carrying value of the tangible fixed assets to be sold was reduced to their estimated fair value, which was determined based on the estimated selling price less costs to sell. In May 2023, the Company modified various operating leases to shorten the accounting lease term. Upon vacating the leased premises in the second quarter of 2023, the Company wrote-off the remaining balances related to right-of-use assets and leasehold improvements.
Refer to Notes 4, 5 and 6 for additional details regarding restructuring and impairment charges related to the March 2023 Restructuring Plan.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are held in accounts at financial institutions. As of September 30, 2023, the Company’s cash in deposit accounts were insured by the Federal Deposit Insurance Corporation (FDIC) as the balances were within the FDIC insurance limit of up to $250,000 per depositor at each financial institution.
The Company considers all highly liquid investments purchased with original maturities of 90 days or less from the purchase date to be cash equivalents. Cash equivalents consist of amounts invested in money market funds exclusively composed of U.S. government obligations.
Restricted cash consisted of cash balances held by financial institutions as collateral for letters of credit maintained by the Company for the benefit of lessors related to its leased properties as of September 30, 2022.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed statements of cash flows (in thousands):

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$18,103	$76,020
Restricted cash	—	916
Total cash, cash equivalents and restricted cash	$18,103	$76,936
Recently Adopted Accounting Pronouncements
Accounting pronouncements that became effective during the nine months ended September 30, 2023 did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Recently Issued Accounting Pronouncements
There were no new accounting pronouncements issued as of September 30, 2023 that are expected to have a material impact on the Company’s financial condition, results of operations or cash flows.
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
Assets Measured at Fair Value on a Recurring Basis
As of September 30, 2023 and December 31, 2022, money market funds were the only financial instrument measured and recorded at fair value on a recurring basis on the Company’s condensed balance sheets. Money market funds were recorded within cash and cash equivalents. The following tables present money market funds at their level within the fair value hierarchy for the periods indicated (in thousands):

		September 30, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds invested in U.S. government obligations	Level 1	$17,853	$—	$—	$17,853
Total		$17,853	$—	$—	$17,853

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds invested in U.S. government obligations	Level 1	$40,729	$—	$—	$40,729
Total		$40,729	$—	$—	$40,729
Financial Instruments Not Carried at Fair Value
The Company’s financial instruments, including cash, restricted cash, other current assets, accounts payable and accrued expenses are carried at cost which approximates their fair value because of the short-term nature of these financial instruments.
4. Balance Sheet Components
Prepaid Expenses
Prepaid clinical expenses were nominal and $1.2 million as of September 30, 2023 and December 31, 2022, respectively. Other prepaid expenses as of September 30, 2023 and December 31, 2022 included prepaid amounts for insurance and other prepaid services.
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Laboratory and manufacturing equipment	$—	$11,421
Leasehold improvements	221	5,246
Computer and office equipment	—	491
Construction in progress	—	72
Total property and equipment, gross	221	17,230
Accumulated depreciation	(190)	(9,047)
Total property and equipment, net	$31	$8,183
Property and equipment, net decreased significantly for the nine months ended September 30, 2023 as a result of the March 2023 Restructuring Plan (see Note 5). As part of the March 2023 Restructuring Plan, the Company decided to operate under a fully-remote model and committed to a plan to sell all tangible fixed assets located at its leased facilities, consisting primarily of manufacturing and laboratory equipment. In addition, the Company modified its operating leases to shorten their lease term. For the nine months ended September 30, 2023, the Company recognized non-cash impairment charges totaling $5.4 million as a result of classifying all tangible fixed assets as held for sale and to write-off leasehold improvements upon vacating leased premises. During the nine months ended September 30, 2023, all tangible fixed assets were either sold or disposed of.

Depreciation expense was nominal and $0.6 million for the three months ended September 30, 2023 and 2022, respectively, and $0.8 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively.
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Professional services	$1,100	$728
Compensation expenses	872	3,985
Research and development expenses	—	3,508
Property and equipment	—	7
Other	289	432
Total accrued expenses	$2,261	$8,660
5. Restructuring, Impairment, and Related Charges
A description of the Company’s restructuring initiatives and their related costs is provided below.
March 2023 Restructuring Plan
Employee Termination Benefits
In March 2023, the Company announced the commencement of a process to explore strategic alternatives and implemented reductions in workforce across all functional areas impacting 63 employees representing approximately 82% of its employee base (the March 2023 Restructuring Plan). Impacted employees were eligible to receive severance benefits and Company-funded COBRA premiums, contingent upon an impacted employee’s execution (and non-revocation) of a customary separation agreement, which includes a general release of claims against the Company. For the nine months ended September 30, 2023, the Company recognized $5.6 million of employee termination benefits provided under an ongoing benefit arrangement, which were fully paid as of September 30, 2023. As of September 30, 2023, the Company has 13 full-time employees.
Asset Impairments
As part of the March 2023 Restructuring Plan, the Company decided to operate under a fully-remote model and committed to a plan to sell all tangible fixed assets located at its leased facilities, consisting primarily of manufacturing and laboratory equipment. In addition, the Company modified its operating leases to shorten their lease term. For the nine months ended September 30, 2023, the Company recognized non-cash impairment charges totaling $5.4 million as a result of classifying all tangible fixed assets as held for sale and to write-off leasehold improvements upon vacating leased premises. As of September 30, 2023, all tangible fixed assets were either sold or disposed of.
During the nine months ended September 30, 2023, with the exception of an operating lease that is subject to a sublease in which the rental period is co-terminus with the term of the head lease and expires in August 2024, the Company exited all its operating and finance leases (see Note 6) and recorded impairment charges to write off right-of-use assets and related leasehold improvements upon vacating the leased premises.
Other Related Costs
The Company incurred other related costs of $0.6 million for the nine months ended September 30, 2023 primarily consisting of costs to terminate contracts before the end of their term, costs for professional services incurred in connection with restructuring measures of $1.0 million and a $0.3 million loss on disposal of fixed assets, partially offset by a $0.7 million gain on partial termination of lease.
May 2022 Restructuring Plan
In May 2022, the Company implemented a restructuring plan (May 2022 Restructuring Plan) to preserve capital and focus its resources on advancing its then lead product candidate through key development milestones. The May 2022 Restructuring Plan resulted in a reduction of the Company’s workforce by approximately 40%, or 52 employees. For the nine months ended September 30, 2022, the Company incurred total charges of approximately $3.8 million under the May 2022 Restructuring Plan, primarily consisting of $3.3 million related to severance payments and other employee-related separation costs, $0.8 million related to contract termination and facility exit costs and $0.1 million in write-offs of property and equipment, partially offset by a $0.4 million reduction in stock-based compensation expense as a result of applying modification accounting for accelerated vesting of RSUs related to impacted employees.
The following table details “Restructuring, impairment, and related charges” for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee termination benefits	$—	$—	$5,585	$3,339
Stock-based compensation	—	—	—	(419)
Asset impairments	—	—	10,642	80
Other related costs	(40)	12	605	799
Total restructuring, impairments, and related charges	$(40)	$12	$16,832	$3,799
The following table summarizes the charges and spending relating to restructuring program activities for the nine months ended September 30, 2023:

	Employee Termination Benefits	Asset Impairments		Other Related Costs	Total
Liability balance at December 31, 2022	$—	$—		$420	$420
Expense	5,585	10,642		605	16,832
Payments	(5,585)	(5,250)	(1)	(1,387)	(12,222)
Non-cash activity	—	(5,392)		362	(5,030)
Liability balance at September 30, 2023	$—	$—		$—	$—
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
As part of the Company’s March 2023 Restructuring Plan, the Company decided to operate under a fully-remote model. In May 2023, the Company entered into a modification of the HQ Lease (Lease Modification), which shortened the accounting lease term to May 2023. In addition, the Company assigned an active sublease for the third floor of the leased building under the HQ Lease to the landlord effective as of the execution date. As the Company’s right of use for the third floor of the leased building ceased contemporaneously with the modification, the Company determined the percentage reduction in leased space and applied the resulting percentage to remeasure the remaining right-of-use asset and lease liability reducing them by $10.0 million and $10.7 million, respectively, which resulted in a gain on partial lease termination of $0.7 million. The gain on partial lease termination was included within the “Restructuring, impairment, and related charges” line in the statement of operations for the nine months ended September 30, 2023. Pursuant to the Lease Modification, the Company incurred an early termination fee of $5.3 million. The early termination fee included the forfeiture of a security deposit of $0.9 million in the form of a letter of credit. Under Accounting Standards Codification 842, Leases, when a lease is terminated early but the tenant continues to control the space under a modified lease agreement for a short period of time, early termination fees associated with exiting operating leases are recorded as prepaid rent for the remaining lease term resulting in an increase to the right-of-use asset. Upon vacating the leased premises in May 2023, the Company wrote-off the remaining balances related to right-of-use assets and leasehold improvements. Refer to Note 5 for additional details.
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
As of September 30, 2023, the Company has one remaining operating lease for approximately 18,748 rentable square feet of office and laboratory space in South San Francisco, California, which served as the Company’s headquarters through February 2021. The lease expires in August 2024. In November 2021, the Company subleased this facility in which the rental period was co-terminus with the term of the head lease. The subtenant was not provided any renewal or extension options.
Finance Leases
During the nine months ended September 30, 2023, the Company early terminated all its finance lease agreements, which were related to laboratory and manufacturing equipment. The terms of the Company’s finance leases generally ranged from three to five years.
The following table summarizes total lease expense for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Condensed Statements of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Operating lease expense	Operating expenses	$321	$1,923	$3,537	$6,432
Finance lease expense:
Amortization of ROU assets	Operating expenses	—	55	82	161
Interest on lease liabilities	Interest income, net	—	6	8	21
Variable lease expense	Operating expenses	144	657	784	1,789
Short-term lease expense	Operating expenses	—	9	5	76
Sublease income	Operating expenses	(378)	(665)	(1,711)	(1,396)
Total lease expense		$87	$1,985	$2,705	$7,083
The following table summarizes supplemental cash flow information for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating leases	$4,085	$4,872
Operating cash flows from finance leases	8	21
Financing cash flows from finance leases	254	203
Right-of-use asset obtained in exchange for new operating lease liability	—	563
Right-of-use asset obtained in exchange for new finance lease liability	114	148
The following table summarizes maturities of lease liabilities and sublease income as of September 30, 2023 (in thousands):

	Operating Leases	Sublease Income Payments	Net Lease Income Payments
2023 (remaining three months)	$369	$(388)	$(19)
2024	1,000	(1,044)	(44)
Total lease payments (undiscounted)	1,369	$(1,432)	$(63)
Less interest or imputed interest	16
Total present value of lease liabilities	1,353
Less: Lease liabilities, current	(1,353)
Lease liabilities, non-current	$—

As of September 30, 2023, the Company’s only operating lease had a remaining lease term of 0.9 years and the discount rate used to recognize the initial lease liabilities was 2.6%.
7. Commitments and Contingencies
Commitments
In February 2023, the Company entered into an agreement with MTS Health Partners, L.P. to act as the Company’s strategic financial advisor in connection with a potential strategic transaction, including, but not limited to, an acquisition, merger, business combination or other transaction. Upon the consummation of any such transaction, the Company has agreed to pay the advisor the greater of i) a success fee of 3% of the Total Consideration (as defined in the agreement) received by the Company; or ii) $1.5 million. Any success fees payable will be recognized as an expense in the period it is incurred.
Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of September 30, 2023 and December 31, 2022, and no material legal proceedings are currently pending or threatened.
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
8. Common Stock and Stock-Based Compensation
Common Stock
As of September 30, 2023 and December 31, 2022, the Company was authorized to issue 450,000,000 shares of $0.0001 par value common stock. Common stockholders are entitled to dividends if and when declared by the Board of Directors. The holder of each share of common stock is entitled to one vote. The Company has never declared or paid dividends on its common stock.
Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	September 30, 2023	December 31, 2022
Stock options outstanding	3,055,249	5,369,808
RSUs and PSUs outstanding	2,010,450	531,366
Shares available for future grants under equity incentive plans	5,767,781	4,654,922
Shares available for issuance under ESPP	1,234,610	872,792
Total	12,068,090	11,428,888
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
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$—	$2,707	$972	$9,002
General and administrative	2,531	3,135	6,610	9,622
Restructuring, impairment, and related charges	—	—	—	(419)
Total stock-based compensation expense	$2,531	$5,842	$7,582	$18,205
Stock Options
The following summarizes stock option activity (in thousands, except share, per share, and year amounts):

	Total Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	5,369,808	$17.28	7.6	$11
Granted	768,000	0.39
Exercised	—	—
Canceled	(3,082,559)	17.18
Outstanding as of September 30, 2023	3,055,249	$13.14	7.4	$—
Exercisable as of September 30, 2023	1,904,507	$13.17	6.8	$—
As of September 30, 2023, the total unrecognized stock-based compensation expense related to stock options was $7.3 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.
Restricted Stock Units and Performance Stock Units
The following summarizes RSU and PSU activity:

	RSUs		PSUs
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	531,366	$10.12	—	$—
Granted	—	—	3,461,640	0.30
Vested	(81,045)	9.91	(1,600,661)	0.30
Canceled	(300,850)	11.04	—	—
Outstanding as of September 30, 2023	149,471	$8.39	1,860,979	$0.30
In April 2023, the Company granted 2,575,529 PSUs, pursuant to the terms and conditions of the Company’s 2020 Equity Incentive Plan, to employees that contain performance conditions associated with a strategic transaction, if such a transaction occurs. The awards also vest in full if an employee is involuntarily terminated. Also in April 2023, the Company entered into a Consulting Agreement with Tahir Mahmood, a current director of the Company and the Company’s co-founder and former CEO. The Consulting Agreement had an initial term of six-months, but was subsequently amended to expire in December 2023. Under the terms of the Consulting Agreement, Dr. Mahmood will provide consulting services relating to potential strategic transactions. As consideration for the Consulting Agreement, Dr. Mahmood was granted 886,111 PSUs, pursuant to the terms and conditions of the Company’s 2020 Equity Incentive Plan, that contain performance conditions associated with a strategic transaction, if such a transaction occurs. The fair value of each PSU is determined on the date of grant based on the Company’s stock price.
Compensation expense for PSUs is recorded over the estimated service period for each tranche of an award when its performance condition is deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement, no stock compensation expense is recorded. Additionally, at each reporting period, the Company evaluates the probable outcome of the performance conditions and as applicable, recognizes the cumulative effect of the change in estimate in the period of the change. The performance conditions related to the PSUs granted in April 2023 were initially assessed as not probable of achievement and no compensation expense was recorded. During the three months ended September 30, 2023, the performance conditions became probable of being achieved upon the execution of a merger agreement and consequently, the Company recognized a cumulative catch-up expense of $0.9 million for that quarter.
As of September 30, 2023, the total unrecognized stock-based compensation expense related to RSUs and PSUs was $0.1 million, which is expected to be recognized over a weighted-average period of approximately 0.1 years.
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
The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(6,937)	$(25,206)	$(52,187)	$(103,726)
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share	39,751,028	38,914,570	39,426,218	38,769,226
Net loss per share, basic and diluted	$(0.17)	$(0.65)	$(1.32)	$(2.68)
The Company’s basic net loss per share was the same as its diluted net loss per share for all the periods presented as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	September 30,
	2023	2022
Stock options outstanding	3,055,249	6,069,603
RSUs and PSUs outstanding	2,010,450	747,676
10. Subsequent Events
On October 19, 2023, the Company presented its appeal at a hearing with the Nasdaq Panel regarding a delisting notification received on August 10, 2023. On October 23, 2023, the Nasdaq Panel granted the Company’s request for continued listing on Nasdaq, subject to the Company’s completion of the Merger on or before February 6, 2024. See Note 1 for additional information.

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
In March 2023, we announced that we had commenced a process to explore strategic alternatives and recently entered into the Merger Agreement (as described below). We are actively seeking to sell, assign, license, or otherwise dispose of, in one or more transactions, some or all of the assets that relate to our platform technology at any time prior to, or concurrently with, the closing of the Merger (as defined below).
Proposed Acquisition by Cyclo Therapeutics
On September 21, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Cyclo Therapeutics, Inc., a Nevada corporation (Cyclo) and Cameo Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Cyclo (Merger Sub), pursuant to which, and subject to the terms and conditions set forth therein, Merger Sub will merge with and into us (the Merger), with us surviving such Merger as a wholly-owned subsidiary of Cyclo.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock issued and outstanding immediately prior to the effective time of the Merger will automatically be converted into the right to receive shares of Cyclo common stock. As of the date of the execution of the Merger Agreement, the Exchange Ratio was estimated to be 0.174 shares of Cyclo common stock for each share of our common stock, but the actual Exchange Ratio will depend on our net cash and the number of shares of our common stock outstanding at the closing of the Merger. Any fractional shares of Cyclo common stock will be rounded up to the nearest whole share. Our former stockholders immediately before the Merger are expected to own approximately 25% of the outstanding common stock of the combined company, and the stockholders of Cyclo immediately before the Merger are expected to own approximately 75% of the outstanding common stock of the combined company, subject to certain assumptions (including as to the amount of our net cash and outstanding shares of our common stock at closing).
Each of our and Cyclo’s boards of directors have approved the Merger Agreement and the transactions contemplated thereby, subject to the satisfaction or waiver of customary conditions, including the requisite approval by our and Cyclo’s stockholders and the effectiveness of a registration statement to register the shares of Cyclo common stock to be issued in connection with the transaction.
The Merger Agreement also includes termination provisions for both us and Cyclo. In connection with a termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee ranging between $0.4 million to $0.6 million.
The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is included as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on September 21, 2023.
Although we have entered into the Merger Agreement and intend to consummate the proposed Merger, there is no assurance that we will be able to successfully consummate the proposed Merger on a timely basis, or at all. If, for any reason, the proposed Merger is not completed, and we are unable to identify and complete an alternative strategic transaction like the Merger, or to continue to operate our business due to our inability to raise additional funding, we may be required to dissolve and liquidate our assets. In such case, we would be required to pay all of our contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left to distribute to our stockholders after paying our debts and other obligations and setting aside funds for reserves.

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
To conserve cash resources pending the outcome of our strategic review, we restructured our business and implemented a series of cost-saving measures (the March 2023 Restructuring Plan). These measures included implementing reductions in workforce across all functional areas impacting 63 employees representing approximately 82% of our employee base. As of the date of this report, we have 13 full-time employees.
In connection with the March 2023 Restructuring Plan, we decided to operate under a fully-remote model and committed to a plan to sell all tangible fixed assets located at our leased facilities, consisting primarily of manufacturing and laboratory equipment. All tangible fixed assets were either sold or disposed of in May 2023. During the nine months ended September 30, 2023, with the exception of an operating lease that is subject to a sublease in which the rental period is co-terminus with the term of the head lease and expires in August 2024, we exited all our operating and finance leases. As of September 30, 2023, the March 2023 Restructuring Plan was complete.
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
Nasdaq Delisting Notification
On August 10, 2023, we received a letter from the Listing Qualifications Staff (Nasdaq Staff) of the Nasdaq Stock Market LLC (Nasdaq) indicating that, in accordance with Nasdaq Listing Rule 5100, the Nasdaq Staff believes we are a “public shell” and that the continued listing of our securities is no longer warranted. According to the letter, the Nasdaq Staff believes that the Company “no longer has an operating business” and consequently has decided to use its discretion “to apply more stringent criteria” to our listing. The Nasdaq Staff’s letter also indicates that we were not in compliance with Nasdaq Listing Rule 5450(a)(1), which requires our common stock to maintain a share price of at least $1.00 per share (the Bid Price Rule) for continued listing on the Nasdaq Global Select Market. This serves as an additional and separate basis for delisting.
We filed an appeal to the delisting with the Nasdaq’s Hearings Panel (Nasdaq Panel) on August 17, 2023 and subsequently presented our appeal at a hearing with the Nasdaq Panel on October 19, 2023. On October 23, 2023, the Nasdaq Panel granted our request for continued listing on Nasdaq, subject to our completion of the Merger on or before February 6, 2024. Our securities may now continue to trade on Nasdaq until February 6, 2024.
There can be no assurance that we will be able to complete the Merger on or before February 6, 2024. Our failure to complete the Merger on or before February 6, 2024 will result in our securities being delisted from Nasdaq after such date.
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
Restructuring, Impairment, and Related Charges
Restructuring and impairment charges include costs associated with employee severance benefits related to restructuring plans, write-downs of property and equipment held for sale to fair value less costs to sell, impairment of right-of-use assets and leasehold improvements upon vacating leased premises, contract termination and other related costs. Refer to Note 5 to our condensed financial statements in Item 1 of this Quarterly Report on Form 10-Q for additional details.
Interest Income, Net and Other Income (expense), Net
Interest income, net and other income (expense), net primarily consists of interest income earned on our cash, cash equivalents, investments, realized gain and loss on investments, interest expense from finance lease liabilities, and net losses on foreign currency transactions related to third-party contracts with foreign-based vendors.

Results of Operations
Comparison of Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023	2022	Change
(in thousands)
Operating expenses:
Research and development	$250	$18,233	$(17,983)
General and administrative	7,007	7,281	(274)
Restructuring, impairment, and related charges	(40)	12	(52)
Total operating expenses	7,217	25,526	(18,309)
Loss from operations	(7,217)	(25,526)	18,309
Interest income, net	283	$321	(38)
Other income (expense), net	(3)	(1)	(2)
Net loss	$(6,937)	$(25,206)	$18,269
Research and Development Expenses
Research and development expenses decreased by approximately $18.0 million from $18.2 million for the three months ended September 30, 2022 to approximately $0.3 million for the three months ended September 30, 2023. The decrease in research and development expenses was attributable to our restructuring of operations and related reductions in workforce implemented in March 2023, which impacted 56 research and development employees as we discontinued research activities following an assessment of our clinical programs and the current business environment while focusing our operations on completing and closing out clinical trials, exploring strategic alternatives, maintaining and prosecuting our extensive intellectual property portfolio, and continuing business development activities.

	Three Months Ended September 30,
	2023	2022	Change

External expenses:
Clinical trials	$85	$3,799	$(3,714)
Materials	15	1,294	(1,279)
Preclinical studies	(1)	609	(610)
Contract manufacturing	40	451	(411)
Other research and development	77	2,927	(2,850)
Internal expenses:
Personnel	—	6,545	(6,545)
Equipment, depreciation, and facilities	34	2,608	(2,574)
Total research and development expenses	$250	$18,233	$(17,983)
General and Administrative Expenses
General and administrative expenses decreased by approximately $0.3 million from $7.3 million for the three months ended September 30, 2022 to $7.0 million for the three months ended September 30, 2023. The decrease in general and administrative expenses was attributable to our March 2023 Restructuring Plan, which reduced general and administrative headcount by seven employees and the initiative to conserve cash resources, partially offset by an increase in stock-based compensation expense related to PSUs granted in April 2023 that contained performance conditions associated with a strategic transaction. The performance conditions were initially assessed as not probable of achievement upon grant and no compensation expense was recorded. During the three months ended September 30, 2023, the performance conditions became probable of being achieved upon the execution of a merger agreement and consequently, we recognized a cumulative catch-up expense of $0.9 million for the quarter.

Comparison of Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022	Change
(in thousands)
Operating expenses:
Research and development	$15,796	$72,273	$(56,477)
General and administrative	20,804	28,052	(7,248)
Restructuring, impairment, and related charges	16,832	3,799	13,033
Total operating expenses	53,432	104,124	(50,692)
Loss from operations	(53,432)	(104,124)	50,692
Interest income, net	1,281	$393	888
Other income (expense), net	(36)	5	(41)
Net loss	$(52,187)	$(103,726)	$51,539
Research and Development Expenses
Research and development expenses decreased by approximately $56.5 million from $72.3 million for the nine months ended September 30, 2022 to $15.8 million for the nine months ended September 30, 2023. The decrease in research and development expenses was attributable to our restructuring of operations and related reductions in workforce implemented in March 2023, which impacted 56 research and development employees as we discontinued research activities following an assessment of our clinical programs and the current business environment while focusing our operations on completing and closing out clinical trials, exploring strategic alternatives, maintaining and prosecuting our extensive intellectual property portfolio, and continuing business development activities.

	Nine Months Ended September 30,
	2023	2022	Change

External expenses:
Clinical trials	$6,792	$16,484	$(9,692)
Materials	449	7,344	(6,895)
Preclinical studies	203	3,551	(3,348)
Contract manufacturing	231	1,128	(897)
Other research and development	969	7,122	(6,153)
Internal expenses:
Personnel	4,590	25,087	(20,497)
Equipment, depreciation, and facilities	2,562	11,557	(8,995)
Total research and development expenses	$15,796	$72,273	$(56,477)
General and Administrative Expenses
General and administrative expenses decreased by approximately $7.2 million from $28.1 million for the nine months ended September 30, 2022 to $20.8 million for the nine months ended September 30, 2023. The decrease in general and administrative expenses was attributable to our March 2023 Restructuring Plan, which reduced general and administrative headcount by seven employees and the initiative to conserve cash resources.
Restructuring, Impairment, and Related Charges
For the nine months ended September 30, 2023, we recorded $16.8 million of restructuring, impairment, and related charges. We discontinued research activities while focusing on completing and closing out clinical trials and reduced our workforce by approximately 82%. As part of the March 2023 Restructuring Plan, we decided to operate under a fully-remote model and committed to a plan to sell all tangible fixed assets located at our leased facilities, consisting primarily of manufacturing and laboratory equipment. In addition, we modified our operating leases to shorten their lease term. For the nine months ended September 30, 2023, we recognized non-cash impairment charges totaling $5.4 million as a result of classifying all tangible fixed assets as held for sale and to write-off leasehold improvements upon vacating leased premises. During the nine months ended September 30, 2023, all tangible fixed assets were either sold or disposed of.
During the nine months ended September 30, 2023, with the exception of an operating lease that is subject to a sublease in which the rental period is co-terminus with the term of the head lease and expires in August 2024, we exited all our operating and finance leases and recorded impairment charges to write off right-of-use assets and related leasehold improvements upon vacating the leased premises. Refer to Note 5 in the Notes of this Quarterly Report on Form 10-Q for additional details.
Interest Income, Net
Interest income, net was $1.3 million for the nine months ended September 30, 2023 compared to $0.4 million for the nine months ended September 30, 2022. The increase was attributable to higher interest income earned on our cash and cash equivalents balances driven by an increase in interest rates.
Liquidity and Capital Resources
We have incurred net losses in each reporting period since inception, including net losses of $52.2 million and $103.7 million for the nine months ended September 30, 2023 and 2022, respectively, and our accumulated deficit at September 30, 2023 was $418.2 million. Our current operating plan indicates we will continue to incur losses from operations and generate negative cash flows from operating activities, given we do not generate any revenue from product sales or otherwise.
As a result of the restructuring actions described above, including discontinuing research activities, exiting our operating and finance leases, and significantly reducing our workforce, management believes our existing cash and cash equivalents of $18.1 million as of September 30, 2023 are adequate to meet our cash needs for at least 12 months from the issuance date of this Quarterly Report on Form 10-Q.
While we are exploring strategic alternatives, including pursuing the Merger, all related transactions contemplated thereby and the possible sale, assignment, license, or other disposal of, in one or more transactions, some or all of the assets that relate to our platform technology at any time prior to, or concurrently with, the closing of the Merger, there can be no assurance that this process will result in us completing the Merger or any other transaction if the Merger is not completed, or that any transaction, if pursued, will be completed on attractive terms, or at all. If we are unable to complete the Merger or any other strategic transaction, then our financial position, access to capital and results of operations may be harmed. Similarly, there can be no assurance that sources of capital will be available to us in the necessary time frame, in the amounts that we require, on terms that are acceptable to us, or at all. If we are unable to consummate a strategic transaction or raise the necessary funds when needed or reduce spending on currently planned activities, we may be required to cease operations, which could materially harm our business, financial position and results of operations.
In January 2022, we entered into a Sales Agreement with SVB Securities LLC and JMP Securities LLC, as our sales agents (Agents), pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through an “at-the-market” program (ATM Facility). The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-263501) and the final prospectus supplement, which was filed on March 11, 2022. For so long as our non-affiliate public float does not exceed $75 million, the amount of securities that we may sell pursuant to registration statements on Form S-3 will be limited to the equivalent of one-third of our public float, which will limit our ability to raise capital. As of September 30, 2023, we have not yet sold any shares under the ATM Facility and do not currently intend to do so.
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

Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(45,220)	$(79,084)
Net cash provided by (used in) investing activities	1,509	(4,146)
Net cash used in financing activities	(247)	(680)
Net decrease in cash, cash equivalents, and restricted cash	$(43,958)	$(83,910)
Cash Used in Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2023 was $45.2 million, which consisted of a net loss of $52.2 million, a net change of $10.0 million in our net operating assets and liabilities, partially offset by $16.9 million in non-cash charges. The net change in our operating assets and liabilities used $10.0 million in cash and was primarily driven by a $8.1 million decrease in accounts payable and accrued expenses as we closed out existing preclinical and clinical programs and a $4.1 million decrease in operating lease liabilities due to payments related to our operating lease obligations, partially offset by a $2.2 million decrease in prepaid expenses as we discontinued research activities. The non-cash charges primarily consisted of $7.6 million in stock-based compensation expense, $5.4 million in asset impairment charges for fixed assets as a result of our transition to a fully-remote company and $3.5 million in non-cash operating lease expense.
Net cash used in operating activities during the nine months ended September 30, 2022 was $79.1 million, which consisted of a net loss of $103.7 million, a net decrease of $2.6 million in our net operating assets and liabilities and $27.2 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to decreases of $4.9 million in operating lease liabilities, $1.1 million in accounts payable and accrued expenses, and $0.4 million in other assets. These decreases were partially offset by increases of $3.5 million in other prepaid expenses and $0.3 million in other current assets. The non-cash charges primarily consisted of stock-based compensation expense of $18.2 million, non-cash operating lease expense of $6.4 million, depreciation and amortization expenses of $2.5 million and impairment charges of $0.1 million in connection with the May 2022 Restructuring Plan.
Cash Provided by (Used in) Investing Activities
Cash provided by investing activities during the nine months ended September 30, 2023 was $1.5 million and was related to proceeds from disposal of long-lived assets, partially offset by purchases of property and equipment.
Cash used in investing activities during the nine months ended September 30, 2022 was $4.1 million, consisting of purchases of property and equipment.
Cash Used in Financing Activities
Cash used in financing activities during the nine months ended September 30, 2023 was related to principal payments for finance lease liabilities.
Cash used in financing activities during the nine months ended September 30, 2022 was $0.7 million, consisting primarily of payments of issuance costs related to our ATM Facility of $0.8 million and principal payments for finance lease liabilities of $0.2 million, partially offset by proceeds received from shares issued under our employee stock purchase plan of $0.2 million and stock option exercises of $0.1 million.
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

We disclosed our critical accounting estimates in Part II, Item 7 Critical Accounting Estimates in the Management’s Discussion and Analysis of our Annual Report on Form 10-K for the year ended December 31, 2022. There were no significant changes in our critical accounting estimates during the nine months ended September 30, 2023.
New Accounting Pronouncements
See Note 2 in the Notes of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption, which we include herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risk Factors Summary
Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in shares of our common stock risky include, among others:
•The failure to complete the Merger in a timely manner, or at all, may adversely affect the business and financial results of Cyclo and us and each of our respective stock prices;
•The Exchange Ratio will be determined in accordance with a formula and is not yet knowable. The actual Exchange Ratio could be materially different than currently anticipated;
•Uncertainty about the Merger may adversely affect the respective business and stock price of Cyclo and us, whether or not the Merger is completed;
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
•Unless we complete the Merger on or before February 6, 2024, we could be delisted from Nasdaq;
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
On March 27, 2023, we announced the commencement of a process to explore strategic alternatives and engaged MTS Health Partners, L.P. as our strategic financial advisor. We also decided to discontinue research activities and focus on completing and closing out clinical trials. On September 21, 2023, we entered into the Merger Agreement with Cyclo. Our current operations include ongoing business development activities. As such, certain of the risks listed below may not currently apply to us while our operations are focused on exploring strategic alternatives, maintaining and prosecuting our extensive intellectual property portfolio, and continuing business development activities. However, if we advance development of our programs or assume responsibility for a third party’s preclinical or clinical programs, research and development activities, manufacturing and other operations following a strategic transaction or otherwise, or if we pursue some combination of the foregoing activities, many, if not all, of these risk factors will apply to us.
Risk Factors Related to the Merger
The failure to complete the Merger in a timely manner, or at all, may adversely affect the business and financial results of Cyclo and us and each of our respective stock prices.
Each of Cyclo’s and our obligations to consummate the Merger are subject to the satisfaction or waiver of certain conditions, including, among other things, (1) the adoption of the Merger Agreement by our stockholders, (2) the approval of the share issuance by the Cyclo stockholders, (3) approval for listing on the Nasdaq Capital Market of the shares of Cyclo common stock to be issued in connection with the Merger, (4) the effectiveness of the registration statement with respect to such Cyclo common stock, and (5) the absence of an order or other legal restraint preventing the Merger. Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including certain representations and warranties of the other party being true and correct as of the closing date of the Merger, generally subject to an overall material adverse effect qualification, and the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the closing date of the Merger.
The tax treatment of the Merger is complex.
The Merger is intended to be a taxable transaction for federal income tax purposes, in which case U.S. holders of our common stock will generally recognize taxable gain or loss equal to the difference between (i) the fair market value of the shares of Cyclo common stock received by such holder in the Merger and (ii) such holder’s adjusted tax basis in such shares of our common stock, even though only Cyclo common stock is being received pursuant to the Merger. The fair market value of Cyclo common stock may fluctuate through the closing date of the Merger, which may increase the amount of tax a holder may owe or result in a taxable gain. It is also possible that the Internal Revenue Service may assert that the Merger is treated as a tax-free reorganization under Section 368(a) of the United States Internal Revenue Code of 1986, as amended (the Code), which could result in a different tax treatment, including that holders would not be eligible to recognize loss on the exchange of our common stock.

The Exchange Ratio will be determined in accordance with a formula and is not yet knowable. The actual Exchange Ratio could be materially different than currently anticipated.
At the effective time of the Merger, outstanding shares of our common stock will be converted into shares of Cyclo’s common stock at the Exchange Ratio (as defined in the Merger Agreement). As of the date of the execution of the Merger Agreement, the Exchange Ratio was estimated to be 0.174 shares of Cyclo common stock for each share of our common stock, but the actual Exchange Ratio will depend on our net cash and the number of shares of our common stock outstanding at the closing of the Merger. Accordingly, the Exchange Ratio could be significantly higher or lower than the initial estimated Exchange Ratio. This will impact the value of the deal to the Cyclo stockholders and the number of shares issued to the Cyclo and our stockholders. Based upon the initially estimated Exchange Ratio, following the Merger, (i) Cyclo stockholders immediately before the Merger are expected to own approximately 75% of the aggregate number of outstanding shares of Cyclo common stock following the Merger and (ii) our stockholders immediately before the Merger are expected to own approximately 25% of the aggregate number of outstanding shares of Cyclo common stock following the Merger, subject to certain assumptions (including as to the amount of our net cash at closing and outstanding shares of our common stock at closing, which could be materially different). Assuming the exercise of all Cyclo outstanding warrants, without giving effect to any beneficial ownership limitations applicable thereto, then (i) Cyclo stockholders immediately before the Merger would own approximately 75% of the aggregate number of outstanding shares of Cyclo common stock following the Merger and (ii) our stockholders immediately before the Merger would own approximately 25% of the aggregate number of outstanding shares of Cyclo common stock following the Merger, subject to certain assumptions (including as to the amount of our net cash and outstanding shares at closing, which could be materially different). The foregoing percentages do not give effect to the exercise or conversion of outstanding stock options other than as set forth above.
Uncertainty about the Merger may adversely affect the respective business and stock price of Cyclo and us, whether or not the Merger is completed.
Each of Cyclo and we are subject to risks in connection with the announcement and pendency of the Merger, including the pendency and outcome of any legal proceedings against Cyclo and us, each of our respective directors and others relating to the Merger and the risks from possibly foregoing opportunities Cyclo and we might otherwise pursue absent the proposed Merger. Furthermore, uncertainties about the Merger may cause current and prospective employees of Cyclo and us to experience uncertainty about their future with their respective companies. These uncertainties may impair Cyclo’s and our ability to retain, recruit or motivate key management and other personnel.
In addition, in response to the announcement of the proposed Merger, Cyclo’s and our existing or prospective suppliers or collaboration partners may:
•delay, defer or cease providing goods or services to Cyclo and us;
•delay or defer other decisions concerning Cyclo and us, or refuse to extend credit terms to Cyclo and us;
•cease further joint development activities; or
•otherwise seek to change the terms on which they do business with Cyclo and us.
While Cyclo and we are attempting to address these risks, their respective existing and prospective customers, suppliers or collaboration partners may be reluctant to purchase Cyclo’s and our products, supply Cyclo and us with goods and services or continue collaborations due to the potential uncertainty about the direction of Cyclo and our product offerings and the support and service of Cyclo’s and our products after the completion of the Merger.
While the Merger is pending, we and Cyclo are subject to contractual restrictions that could harm each of our respective businesses, operating results and stock price.
The Merger Agreement includes restrictions on the conduct of us and Cyclo prior to the completion of the Merger, generally requiring us and Cyclo to conduct each of our respective businesses in the ordinary course, consistent with past practice, and restricting each from taking certain specified actions absent prior written consent from the other party. We and Cyclo may each find that these and other obligations in the Merger Agreement may delay or prevent each of us from or limit either of our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if the management of us or Cyclo or the Boards of us or Cyclo think they may be advisable. The Merger Agreement also contains restrictions on the conduct of Cyclo’s business prior to the completion of the Merger, prohibiting the ability of Cyclo to acquire another business or restructure, reorganize or completely or partially liquidate absent our prior written consent. These restrictions could adversely impact the business, operating results and stock price and the perceived acquisition value of us and Cyclo, regardless of whether the Merger is completed.

The Merger Agreement limits our ability to pursue alternative transactions which could deter a third party from proposing an alternative transaction.
The Merger Agreement contains provisions that, subject to certain exceptions, limit, among other things, our ability to solicit, initiate or facilitate or knowingly encourage any inquiries or the making of any proposal, indication of interest or offer that would reasonably be expected to lead to any takeover proposal. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the outstanding shares of our common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.
The Merger will involve substantial costs.
Cyclo and we have incurred and expect to continue to incur substantial costs and expenses relating to the Merger and the issuance of Cyclo common stock in connection with the Merger, including, as applicable, fees and expenses payable to financial advisors, other professional fees and expenses, insurance premium costs, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses. Cyclo may also incur significant costs relating to the acquisition of us with any ongoing liabilities of ours that remain in the business after the Merger is completed. Cyclo continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Merger. In addition, if the Merger is not completed, Cyclo and we will have incurred substantial expenses for which no ultimate benefit will have been received by either company.
The fairness opinion obtained by our board of directors from our financial advisor will not be updated to reflect changes in circumstances between signing the Merger Agreement and the completion of the Merger.
Our board of directors has not obtained an updated fairness opinion as of the date of this Quarterly Report on Form 10-Q from MTS Securities, LLC, a wholly owned subsidiary of our financial advisor. Changes in the operations and prospects of Cyclo or us, general market and economic conditions, and other factors that may be beyond the control of Cyclo and us and on which the fairness opinion was based, may alter the value of Cyclo or us or the price of Cyclo common stock or our common stock by the time the Merger is completed.
The fairness opinion does not speak as of the time the Merger will be completed or as of any date other than the date of such opinion. We do not anticipate asking MTS Securities, LLC to update its fairness opinion.
Certain of our directors and executive officers may have interests in the Merger that are or were different from, or in conflict with or in addition to, those of our stockholders generally.
In considering whether to approve the proposals at our special meeting, our stockholders should recognize that our directors and officers have interests in the Merger that may differ from, or that are in addition to, their interests as stockholders of us. For example, in connection with the closing of the Merger, Cyclo has agreed to expand the Cyclo board of directors from eight to nine directors and to appoint Shawn Cross to the Cyclo board of directors. Our board of directors and the Cyclo board of directors were each aware of these interests at the time they approved the Merger Agreement. These interests may cause our directors and officers to view the Merger differently from how you may view it as a stockholder.
Holders of our common stock will not be entitled to appraisal rights in the Merger.
Appraisal rights are statutory rights that, if applicable under law, enable stockholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the extraordinary transaction.
Under Section 262(b) of the General Corporation Law of the State of Delaware (DGCL), stockholders do not have appraisal rights if the shares of stock they hold, as of the record date for determination of stockholders entitled to vote at the meeting of stockholders to act upon a merger, are either (i) listed on a national securities exchange or (ii) held of record by more than 2,000 holders, unless the stockholders are required by the terms of the merger agreement to receive in exchange for their shares in the merger anything other than shares of stock of the surviving or resulting corporation (or depositary receipts in respect thereof), or of any other corporation that is publicly listed or held by more than 2,000 holders of record, cash in lieu of fractional shares or fractional depositary receipts described above or any combination of the foregoing. Because our stockholders will receive only shares of Cyclo common stock, which will be listed on the Nasdaq, our stockholders will not have any appraisal rights.
Cyclo or we may waive one or more of the closing conditions to the Merger without re-soliciting approval from our stockholders.
To the extent permitted by law, Cyclo or us may determine to waive, in whole or part, one or more of the conditions to each of our respective obligations to consummate the Merger. We and Cyclo expect to evaluate the materiality of any waiver and its effect on our or Cyclo stockholders in light of the facts and circumstances at the time to determine whether any amendment of the joint proxy statement/prospectus that we expect to file or any re-solicitation of proxies is required in light of such waiver. Any determination as to whether to waive any condition to the consummation of the Merger, and as to whether to re-solicit approval from our stockholders as a result of such waiver, will be made by Cyclo and us at the time of such waiver based on the facts and circumstances as they exist at that time.
After the Merger, our stockholders will have a significantly lower ownership and voting interest in Cyclo than they currently have in us and will exercise less influence over management and policies of the combined company.
Upon completion of the Merger and based on the shares of Cyclo common stock and shares of our common stock outstanding as of September 30, 2023, and assuming net cash at closing of approximately $12.4 million, after giving effect to the exchange ratio, it is expected that Cyclo stockholders will own approximately 75% of the outstanding common stock of the combined company and our stockholders will own approximately 25% of the outstanding common stock of the combined company. Consequently, our former stockholders will have less influence over the management and policies of the combined company than they currently have over the management and policies of us.
We and Cyclo may be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims could result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Cyclo’s and our respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect Cyclo’s and our respective business, financial position and results of operations.
The following risk factors do not take the Merger into account and assume that we remain a stand-alone company except as otherwise noted.
Risks Related to Strategic Process and Potential Strategic Transaction
We are reviewing strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic transactions, that any such strategic transaction will result in additional value for our stockholders or that the process will not have an adverse impact on our business.
We have discontinued research activities and are focused on completing and closing out clinical trials. We have determined that it is in the best interest of stockholders to focus on exploring strategic alternatives. We have engaged an investment bank to conduct a review of strategic alternatives in an effort to maximize stockholder value. We have not set a timetable for completion of this exploratory process and cannot provide any assurances that the process will result in the consummation of a strategic transaction of any kind, including the Merger, or that we will not abandon the process. We do not intend to discuss or disclose further developments during this process unless and until our board of directors has approved a specific action or we otherwise determine that further disclosure is appropriate. The process of reviewing strategic alternatives may be time-consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives. There can be no assurance that any potential transaction, including the Merger, or other strategic alternative, if consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. Until the review process or Merger is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.
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
Our ability to consummate a strategic transaction, including the Merger, depends upon our ability to retain our employees required to explore and consummate a strategic transaction, the loss of whose services may adversely impact the exploratory process and the ability to consummate a strategic transaction. In March 2023, we implemented reductions in workforce impacting 63 employees representing approximately 82% of our employee base, and we announced various changes in our leadership.
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

There has been substantial doubt as to our ability to continue as a going concern. If we do not maintain sufficient funding or do not successfully consummate the Merger or any other strategic transaction, we may have to curtail or cease operations.
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
On March 11, 2022, we filed a final shelf registration statement on Form S-3 which allows us to undertake various offerings. In addition, on January 27, 2022, we entered into a Sales Agreement with SVB Securities LLC and JMP Securities LLC, as our sales agents (Agents), pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through an “at-the-market” program (ATM Facility). For so long as our non-affiliate public float does not exceed $75 million, the amount of securities that we may sell pursuant to registration statements on Form S-3 will be limited to the equivalent of one-third of our public float, which will limit our ability to raise capital. As of September 30, 2023, we had not yet sold any shares of common stock under the ATM Facility and do not currently intend to do so. We will require additional capital for the further development and, if approved, commercialization of our product candidates. Our future funding requirements will depend on many factors, including but not limited to:
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
Unless we complete the Merger on or before February 6, 2024, we will be delisted from Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital.
Our common stock is listed on Nasdaq. In order to maintain our listing, we must meet minimum financial and other requirements, including a requirement for continued business operations so that we are not characterized as a “public shell company.”
On August 10, 2023, we received a letter from the Nasdaq Staff indicating that, in accordance with Nasdaq Listing Rule 5100, the Nasdaq Staff believes we are a “public shell” and that the continued listing of our securities is no longer warranted. We appealed the Nasdaq Staff’s determination and, on October 23, 2023, we received written notice from the Nasdaq Panel that it had granted our request for continued listing on Nasdaq, subject to the completion of the Merger on or before February 6, 2024. If we do not complete the Merger on or before February 6, 2024, our securities will be delisted from Nasdaq, which could harm the liquidity of our stock and our ability to raise capital. There can be no assurance that we will complete the Merger on or before February 6, 2024. Our failure to complete the Merger on or before February 6, 2024 will result in our securities being delisted from Nasdaq after such date.
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
•experience any delays or encounter other issues related to our operations including as a result of the conflicts between Russia and Ukraine or Israel and Hamas;
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
Prior to the transactions contemplated under the Merger Agreement, we have historically financed our operations primarily through private placements of our convertible preferred stock and the sale of common stock in public equity issuances, such as our initial public offering (IPO) in June 2020 and our follow-on equity offering in April 2021. In addition, on January 27, 2022, we entered into a Sales Agreement with the Agents, pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through the ATM Facility. For so long as our non-affiliate public float does not exceed $75 million, the amount of securities that we may sell pursuant to registration statements on Form S-3 will be limited to the equivalent of one-third of our public float, which will limit our ability to raise capital. As of September 30, 2023, we have not yet sold any shares of common stock under the ATM Facility and do not currently intend to do so. We may seek to raise capital through debt financings, private or public convertible debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, asset sales, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to us. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our development efforts, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations.
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
Because of the numerous risks and uncertainties associated with developing biologic therapeutics, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the FDA or foreign regulatory authorities, to perform studies, or if there are any delays in any of our clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with launching and commercializing any approved product candidate and ongoing compliance efforts.
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
Our dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.
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
The COVID-19 pandemic, and actions taken to mitigate the spread of the virus, has impacted and could continue to adversely impact our business.
While significant progress has been made to address the COVID-19 pandemic, with multiple vaccines and treatment options now available, the World Health Organization continues to classify COVID-19 as a pandemic and a public health emergency of international concern. The emergence of new variants has resulted in periodic surges in infection rates around the world and a cycle of fluctuating public health restrictions designed to mitigate the spread of the virus. The extent to which the COVID-19 pandemic, or any other widespread public health crisis, impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the spread or emergence of new variants, the duration and severity of surges in outbreaks, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. As a result of the COVID-19 pandemic, we have experienced and could experience future disruptions that could severely impact our business and any planned clinical trials and preclinical studies, including:
•delays or difficulties in enrolling and retaining participants, particularly subjects who are at a higher risk of severe illness or death from COVID-19, and in recruiting clinical site investigators and clinical site staff;
•challenges related to increased operational expenses related to the COVID-19 pandemic. For example, we have incurred additional expenses by increasing the number of clinical trial sites for certain clinical trials to mitigate the impact of COVID-19 on patient enrollment rates;
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
While the extent of the impact of the COVID-19 pandemic and current and future regulatory policies and requirements on our business and financial results are uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition, and operating results. The administration ended the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.
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
Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We completed an analysis under Section 382 through December 31, 2020 and concluded we had experienced an ownership change in the past. However, the ownership change did not result in a limitation that would materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. Net operating loss and tax credit carryforwards generated during the years ended December 31, 2021 and 2022 may be subject to an annual limitation under Section 382. In addition, we expect to experience an “ownership change” in connection with the Merger that would significantly limit the combined company’s ability to use our NOL carryforwards and other tax attributes to offset future taxable income or taxes.
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
•geopolitical events such as the conflicts between Russia and Ukraine or Israel and Hamas;
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
•the risk that patients enrolled in clinical trials will not complete such clinical trials, for any reason; and
•geopolitical events such as the conflicts between Russia and Ukraine or Israel and Hamas.
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
•diminished protection of intellectual property in some countries; and
•interruptions or delays in our clinical trials resulting from geopolitical events such as war or terrorism including the conflicts between Russia and Ukraine or Israel and Hamas.
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses and their respective business associates and covered subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of individually identifiable health information.
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
In addition, our products may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our business. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by U.S. sanctions. For example, U.S. sanctions that have been or may be imposed as a result of the conflicts between Russia and Ukraine or Israel and Hamas may impact our ability to continue activities at clinical trial sites within regions covered by such sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges.
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
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate, and retain highly qualified managerial, scientific, and clinical development personnel. We are highly dependent on our management. We have had to reduce our workforce in the past and we may need to reduce our workforce again. The loss of the services provided by any of our executive officers, other key employees, and our inability to find suitable replacements, could result in delays in the development of our product candidates and harm our business.
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
Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors may be vulnerable to damage, compromise, disruption and unauthorized access owing to a variety of causes, including system malfunction, natural disasters, terrorism, war and telecommunication and electrical failure, and inadvertent or intentional actions by our employees, CROs and other contractors, and/or other third parties, or cyber-attacks by malicious third parties. As the cyber-threat landscape evolves, such cyberattacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering, and/or other means. These risks may increase as a result of COVID-19, owing to an increase in our and our CROs’

and other contractors’ personnel working remotely or utilizing personal devices. Additionally, cybersecurity researchers have observed increased cyberattack activity, and warned of heightened risks of cyberattacks, in connection with the conflicts between Russia and Ukraine or Israel and Hamas. If a breakdown, disruption, cyberattack, or other information security breach or security incident were to occur and cause interruptions in our operations or loss, corruption, or unavailability of data, or if any of the foregoing were perceived to have occurred, it could subject us to claims, proceedings, or other liabilities and may result in a material disruption of our development programs and our business operations, which could lead to significant delays or setbacks in our research and other further development and commercialization of our product candidates. For example, the loss of clinical trial data from completed, ongoing, or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, disruptions of, or security breaches or other incidents of, our information technology systems or those of our future CROs and other contractors and consultants could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure or dissemination of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to loss, damage, or unavailability of, or unauthorized access to, or use, alteration, or disclosure or dissemination of, personal information or other data we or our contractors or consultants process or maintain, including personal information regarding clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
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
On August 10, 2023, we received a letter from the Nasdaq Staff indicating that, in accordance with Nasdaq Listing Rule 5100, the Nasdaq Staff believes we are a “public shell” and that the continued listing of our securities is no longer warranted. We appealed the Nasdaq Staff’s determination and, on October 23, 2023, we received written notice from the Nasdaq Panel that it had granted our request for continued listing on Nasdaq, subject to the completion of the Merger on or before February 6, 2024. There can be no assurance that we will be able to complete the Merger on or before February 6, 2024. Our failure to complete the Merger on or before February 6, 2024 will result in our securities being delisted from Nasdaq after such date. Any such delisting from Nasdaq that causes our shares of common stock to trade on the over-the-counter market could also cause the market price of our common stock to fluctuate further.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. On March 11, 2022, we filed a final shelf registration statement on Form S-3 which allows us to undertake various offerings. In addition, on January 27, 2022, we entered into a Sales Agreement with the Agents pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through the ATM Facility. As of September 30, 2023, we had not yet sold any shares of common stock under the ATM Facility and do not currently intend to do so. If we or our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
We have in the past and may in the future seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. For example, on April 6, 2021, we completed a follow-on offering and issued 2,875,000 shares of our common stock at a price of $42.00 per share. In addition, on March 11, 2022, we filed a final shelf registration statement on Form S-3 which allows us to undertake various offerings. In addition, on January 27, 2022, we entered into a Sales Agreement with the Agents pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million in shares of our common stock through the ATM Facility. As of September 30, 2023, we have not yet sold any shares of common stock under the ATM Facility and do not currently intend to do so. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of September 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 52% of our voting stock. As a result, this group of stockholders, if they act together, will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, which might affect the prevailing market price for our common stock.
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

We have invested and will continue to invest additional resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In connection with our IPO, we increased our directors’ and officers’ insurance coverage, which substantially increased our insurance cost. In addition, there may be additional directors’ and officers’ insurance coverage costs if we successfully consummate a strategic transaction. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
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
In addition, Section 203 of the DGCL, prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated as of September 21, 2023, by and among Cyclo Therapeutics, Inc., Cameo Merger Sub, Inc. and Applied Molecular Transport Inc.	8-K	001-39306	2.1	September 21, 2023

10.1	Form of Voting Agreement	8-K	001-39306	10.1	September 21, 2023

10.2*	Senior Executive Change in Control and Severance Policy, as amended, and forms of agreement thereunder.	8-K	001-39306	10.1	July 24, 2023

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101
+ Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We hereby undertake to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the U.S. Securities and Exchange Commission; provided, however, that we may request confidential treatment pursuant to Rule 24b-2of the Exchange Act of 1934, as amended, for any exhibits or schedules so furnished.
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

Applied Molecular Transport Inc.

Date: November 9, 2023	By:	/s/ Shawn Cross
Shawn Cross
Chief Executive Officer and Chair of the Board of Directors

Date: November 9, 2023	By:	/s/ Brandon Hants
Brandon Hants
Chief Financial Officer